Form 10KSB
period 1998-12-31
FIN SPORTS USA INC
filed 1999-03-29
CIK 1072914

U. S. Securities and Exchange Commission



                           Washington, D. C. 20549



                                 FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

                   For the fiscal year ended December 31, 1998
                              -----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from                  to
                                  -------------    -------------

                           Commission File No. 0-25171
                                 -----------

                             FIN SPORTS U.S.A., INC.
                                  -------------
                (Name of Small Business Issuer in its Charter)

               NEVADA                                84-1385529
                ----                                ----------
     (State or Other Jurisdiction of        (I.R.S. Employer I.D. No.)
      incorporation or organization)

                            5525 South 900 East #110
                            Salt Lake City, UT 84117
                           ---------------------------
                    (Address of Principal Executive Offices)

                  Issuer's Telephone Number: (801) 262-8844

                                       N/A
                          ----------------------------
        (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None.
Name of Each Exchange on Which Registered:                     None.
Securities Registered under Section 12(g) of the Exchange Act:
          $0.001 Par Value Common Voting Stock
          ------------------------------------
          Title of Class

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X       No             (2)   Yes  X    No
              ---         ---                   ---       ---

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year:
          December 31, 1998 - $0

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 1998 - $53.63 There are approximately 53,631 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                 (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PAST FIVE YEARS)

      None; Not applicable.

                    (APPLICABLE ONLY TO CORPORATE ISSUERS)

      State the number of outstanding shares of each of the Issuer's classes of common equity, as of the latest practicable date:

                                March 15, 1999
                                common - 1,083,324

                     DOCUMENTS INCORPORATED BY REFERENCE

      A  description  of "Documents  Incorporated  by Reference" is contained in
Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---        ---

                                    PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

     Fin Sports U.S.A., Inc. (the "Company") was organized under the laws of the State of Nevada on June 18, 1987, to engage in any lawful purpose, activity or pursuit. Its primary operations were to be comprised of marketing "FIN" tennis racquets and sports equipment pursuant to a Distribution Agreement with Fin Sports, Ltd. of London, England ("FSL").

     The Company's initial authorized capital was $10,000.00 consisting of 1,000,000 shares of One Cent ($0.01) par value common voting stock.

     On October 11, 1995, the Articles of Incorporation were amended to reflect a forward split of the 2,800 outstanding voting securities of the Company on a basis on 2500 for one, while increasing the authorized shares to 50,000,000, and reducing the par value to $0.001 per share.

     On February 10, 1999, the Articles of Incorporation were amended to reflect a 6.5 to 1 reverse split, while retaining par value of $0.001 per share with appropriate adjustments being made in the additional paid in capital and stated capital accounts. A copy of the Articles of Amendment to the Articles of Incorporation is attached hereto and is incorporated herein by reference.All computations below take into account this forward split.

     Material Changes of Control Since Inception and Related Business History.
     ------------------------------------------------------------------------

     All of the outstanding voting securities of the Company were acquired in October, 1987, by Commercial Ventures, Ltd., a Delaware corporation, Securities and Exchange Commission File No. 0-23806 (the "Parent"), and the Company's name was changed to "Fin USA, Inc." This transaction was deemed to be a "reverse reorganization."

     Until September, 1993, the Company manufactured and marketed the "Fin" tennis racquets and sports equipment, as a wholly-owned subsidiary of the Parent, without commercial success.

     On September 17, 1993, the Board of Directors of the Parent resolved to declare a dividend of 100% of the shares of the Company to stockholders of record of the Parent as of September 23, 1993, as part of a reorganization with I/NET, Inc., a Michigan corporation. This dividend was a requirement of the reorganization, and was intended to separate the then pending litigation involving FSL from the parent and to hopefully benefit and stockholders who had purchased securities of the parent in reliance on its tennis racquet and sports equipment business. The Company's shares were issued in the name of the Parent's record holders as of this date and have been held by the transfer agent for the Company, American Registrar & Transfer Co. in Salt Lake City, Utah, pending the filing of a Registration Statement of Form 10-SB with the Securities and Exchange Commission. All of these stock certificates bear an appropriate "restricted" legend indicating that these stock certificates and the shares of common stock represented thereby cannot be sold without registration under the Securities Act of 1933, as amended (the "1933 Act"), or pursuant to an available exemption from such registration. Following the completion of all comments on the Company's Registration Statement on Form 10 by the Securities and Exchange Commission, it is managements intention to deliver these stock certificates to these stockholders. No stock certificate, except those owned by "affiliates," will be imprinted with the "restricted" legend referred to above, as these shares have been beneficially owned since 1993. The Company currently has three beneficial holders; Duane S. Jenson, Leonard W. Burningham, Esq. and Sheryl Ross. See the caption "Security Ownership of Certain Beneficial Owners and Management," Part III, Item 2.

     In connection with this dividend, the Parent assigned all of its right, title and interest in the following to the Company: all tangible and intangible rights in any way related to FSL including rights or claims under the Distributorship Agreement for unlawful termination, and the rights under a pending civil action against FSL in the United States District Court for the District of Utah, Central Division; and claims against FSL and its manufacturing agent for defective racquets. In early 1994, the United States District Court subsequently found that the Distribution Agreement's "arbitration" clause was controlling, and stayed the civil action pending arbitration; this action has since been dismissed because the Company did not have the funds to pursue FSL in London, England, and the statute of limitations has run in favor of FSL on all of the Company's claims. This left the Company with no assets or business.

     Pursuant to the Company's Bylaws and the Nevada Revised Statutes, on September 25, 1998, Duane S. Jenson, the Company's President and a director who owned a majority of the outstanding voting securities of the Company, designated Wayne Bassham as President and a director, Todd Albiston as Vice President and a director and Kent Faulkner as Secretary and a director. These persons will serve in these capacities until the next annual meeting of the stockholders of the Company and until their successors are elected and qualified or until their prior resignations or terminations. Information regarding these person is contained in Part III, Item 9.

Sales of "Unregistered" & "Restricted" Securities Over The Past Three Years.
----------------------------------------------------------------------------

    There have been no sales of any securities of the Company during the past three years. See Part III, Item 10.

Business.
---------

     Other than the above-referenced matters and seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over five years. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no material business, management anticipates that any such venture would require it to issue shares of its common stock as the sole consideration to acquire the venture. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such venture; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

     The auditor's discussion on the Company's liquidity, Note 2 of the audited financial statements herein, is as follows: "The Company has accumulated losses through December 31, 1998 amounting to $10,419, and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans include finding a well-capitalized merger candidate to commence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

      The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     Further, the National Association of Securities Dealers, Inc. (the "NASD") has adopted regulations requiring that all "non-reporting" companies whose shares of common stock are quoted on the NASD's OTC Bulletin Board be dropped from such quotations, and the quotation will not be accepted from "non-reporting" Company. See the heading "Risk Factors," specifically "No Market for Common Stock, No Market for Shares," herein.

      In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

      Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

      Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

      The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

      Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

      Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Year 2000.
----------

      Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

Principal Products and Services.
---------------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-----------------------------------------------------------

      Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
-----------------------------------------------------------------------

      None; not applicable.

Competitive Business Conditions.
-----------------------------------------

      Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
-----------

      None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

      None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions,
Royalty Agreements or Labor Contracts.
------------------------------
      None; not applicable.

Need for any Governmental Approval of Principal Products or Services.
---------

      Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.
---------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

      The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

     None; not applicable.

Number of Employees.
--------------------
      None.

Item 2.  Description of Property.
         ------------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the home address and telephone number of Duane S. Jenson, and are provided at no cost. Because the Company has no current business operations, its activities have been limited to keeping itself in good standing in the State of Nevada, and with preparing this Registration Statement and the accompanying financial statements. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.


Item 3.  Legal Proceedings.
         ------------------

      The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report or during the seven previous calendar years.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. The Company plans to submit for quotation regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition, reorganization or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Sale of "Restricted Shares"
--------------------------

     Of the 1,083,324 outstanding shares of the Company's common stock, 1,029,693 are deemed to be "Restricted" securities within the meaning of Rule 144 of the Securities Act of 1933 (the "1933 Act"). If a market for the Company's common stock ever develops, Leonard W. Burningham, Duane Jenson and Sheryl Ross, the owners of these securities, may begin selling them as early as 90 days after any acquisition, reorganization or merger. Such sales may have a negative effect on the Company's stock price.

Holders
-------

      The number of record holders of the Company's common stock as of the date of this Report is approximately 188.

Dividends
---------

      The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

    The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has virtually no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such venture.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which may be the Company expects to pay from its cash resources. As of December 31, 1998, it had minimal cash and no cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     The Company has had no material operations for over five years.

     At December 31, 1998, the Company's had $795 in cash. See the Index to Financial Statements, Item 7 of this Report.

     During the fiscal year ended December 31, 1998, the Company had a net loss of ($2,679), due to general and administrative expenses. This compares to a net loss of ($270), also attributable to general and administrative expenses during the fiscal year ended December 31, 1997. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     During the fiscal years ended December 31, 1998, and 1997, a shareholder and consultant paid general and administrative expenses on behalf of the Company totaling $2,559 and $185, respectively. The unsecured loan bears no interest and is due on demand.

     The Company has limited assets and total liabilities of $3,214 for the year ended December 31, 1998.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1998 and 1997

          Independent Auditors' Report

          Balance Sheets - December 31, 1998

          Statements of Operations for the years ended
          December 31, 1998 and 1997

          Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997

          Statements of Cash Flows for the years ended
          December 31, 1998 and 1997

          Notes to the Financial Statements

Item 8.  Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure.
---------------------

      There have been no changes in the Company's principal independent accountant in the past two calendar years or as of the date of this Report.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     No reports required to be filed during the preceding two calendar years were required to be filed by directors of executive officers of the Company have not been timely filed except the Form 3's filed by the officers and directors and majority shareholdern that were filed on 3/1/99.


Identification of Directors and Executive Officers
--------------------------------------------------

      The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                          Date of        Date of
                         Positions        Election or    Termination
Name                     Held             Designation    or Resignation
----                      ----            ----------     --------------

Duane Jenson               Director and       9/93               9/98
                           President

Sheryl Ross                Director and       9/93               9/98
                           Secretary

Wayne Bassham              Director and       9/98                *
                           President

Kent Faulkner              Director and       9/98                *
                           Secretary

Todd Albiston              Director and       9/98                *
                           Vice President

     * These persons presently serve in the capacities indicated.

Business Experience.
-------------------

     Wayne Bassham, President and a director is 40 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past seven years.

     Kent Faulkner, Secretary and a director is 37 years of age. Mr. Faulkner has been employed by Eco Labs, a manufacturer and distributor of commercial cleaners, for the previous 14 years, as a district manager from 1993 to present; as a sales distribution specialist from 1991 to 1993; and as a territory manager from 1984 to 1991.

     Todd Albiston, Vice President and a director is 40 years of age. Mr. Albiston has been employed as a account manager for Bergen Medical Corporation, a medical device company, for the past nine years. Previously, Mr. Albiston was employed by Great Western Savings and Loan from 1978 to 1990.


Significant Employees.
----------------------

      The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

      Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

      (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

      (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

      (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     No reports required to be filed during the preceding two calendar years were required to be filed by directors of executive officers of the Company have not been timely filed except the Form 3's filed by the officers and directors and majority shareholder was filed on 3/1/99.

Item 10. Executive Compensation.
         -----------------------

      The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                    SUMMARY COMPENSATION TABLE


(a)         (b)          (c)      (d)      (e)            (f)          (g)      (h)       (i)
Name and    Years or                       Other          Restricted   Option/  LTIP      All
Principal   Periods      $        $        Annual         Stock        SAR's    Payouts   Other
Position    Ended        Salary   Bonus    Compenstion($) Awards ($)   ($)      ($)       Comp-
                                                                                          ensation
Wayne
Bassham,   12/31/98      0        0        0              0             0       0         0
President

Kent
Faulkner,  12/31/98      0        0        0              0             0       0         0
Secretary

Todd
Albiston,  12/31/98      0        0        0              0             0       0         0
V.P.,

Sheryl
Ross,      12/31/97      0        0        0              0             0       0         0
Secretary  12/31/96      0        0        0              0             0       0         0


Duane
Jenson,    12/31/97      0        0        0              0             0       0         0
President, 12/31/96      0        0        0              0             0       0         0


   No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1998, 1997, or 1996, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

   There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

   There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

   There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

   The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 1,083,324 shares of common stock being outstanding.


                              Number of Shares              Percentage
Name and Address              Beneficially Owned           of Class (1)
----------------              --------------                --------
Duane S. Jenson                 844,491                    78%
5525 S. 900 E. #110
SLC, UT  84117

Leonard W. Burningham, Esq.     101,231                     9.3%
455 S. 500 E. #100
SLC, UT 84107

Sheryl Ross                      84,616                    7.8%
455 S. 500 E. #100
SLC, UT 84107

                              ------                        ----
                              1,030,338                     95.1%


Security Ownership of Management.
--------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of the date of this Report:


                              Number of                     Percentage of
Name and Address              Shares Beneficially Owned     of Class *
----------------              -------------------------     --------
Wayne Bassham                           0                   0%

Todd Albiston                           0                   0%

Kent Faulkner                           0                   0%
                                    ---------               ------

All directors and executive
officers as a group                     0                   0%
(3 persons)



Changes in Control.
-------------------

   There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactionss between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
---------------------------------

Reports on Form 8-K
-------------------

     None.


Exhibit
Number                                      Description*
-------                                     ------------

     3.1 Certificate of Amendment to the Articles of Incorporation dated February 4, 1999 respecting a reverse split of 1 for 6.5

     27                                 Financial Data Schedule





                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIN SPORTS U.S.A., INC.

Date:3/26/99               /S/ WAYNE BASSHAM
                           Wayne Bassham
                           President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                           FIN SPORTS U.S.A., INC.

Date: 3/26/99              /S/ WAYNE BASSHAM
                           Wayne Bassham
                           President and Director

Date: 3/26/99              /S/ TODD ALBISTON
                           Todd Albiston
                           Vice President and Director

                             FIN SPORTS U.S.A., INC.

                              FINANCIAL STATEMENTS

                                December 31, 1998

                       [WITH INDEPENDENT AUDITORS' REPORT]

                             Fin Sports U.S.A., Inc.



                                TABLE OF CONTENTS



                                                              Page

        Independent Auditors' Report. . . . . . . . . . . . .  1


        Balance Sheet - December 31, 1998 . . . . . . . . . .  2


        Statements of Operations for the
        years ended December 31, 1998 and
        December 31, 1997 . . . . . . . . . . . . . . . . . .  3


        Statements of Stockholders' Equity for
        the years ended December 31, 1998 and
        December 31, 1997 . . . . . . . . . . . . . . . . . .  4


        Statements of Cash Flows for the
        years ended December 31, 1998 and
        December 31, 1997 . . . . . . . . . . . . . . . . . .  5


        Notes to Financial Statements . . . . . . . . . . . . 6-8

Independent Auditors' Report


The Board of Directors and Shareholders
Fin Sports U.S.A., Inc.:


We have audited the accompanying balance sheet of Fin Sports U.S.A., Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fin Sports U.S.A., Inc. as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Fin Sports U.S.A., Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations and has minimal assets which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                                MANTYLA, McREYNOLDS & ASSOCIATES


Salt Lake City, Utah
January 29, 1999
Except for Note 5 as to which the date is February 8, 1999.


                             Fin Sports U.S.A., Inc.
                                  Balance Sheet
                                December 31, 1998





                                                    ASSETS

Assets
Current Assets
Cash ....................................................................   $    795
  Total Current Assets ..................................................        795

                      Total Assets ......................................   $    795





                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

        Current liabilities
        Payable to Stockholders .........................................   $  3,214
               Total Liabilities ........................................      3,214

Stockholders' Equity: (Note 5)
        Common stock, $.001 par value;
         authorized 50,000,000 shares; issued
         and outstanding 7,000,000 shares ...............................      7,000
        Additional paid in capital ......................................      1,000
        Accumulated deficit .............................................    (10,419)
               Total Stockholders' Equity ...............................     (2,419)

                      Total Liabilities and
                        Stockholders Equity .............................   $    795













                                See accompanying notes to financial statements


                                            Fin Sports U.S.A., Inc.
                                           Statements of Operations
                          For the Years Ended December 31, 1998 and December 31, 1997






                                                                      1998                1997

Revenue:
        Revenues from operations ................................   $       -0-    $       -0-

               Total Revenue ....................................           -0-            -0-


General and Administrative Expenses .............................         2,679            270

               Net Income Before Taxes ..........................        (2,679)          (270)

               Income/franchise taxes ...........................            -0-           -0-

               Net income .......................................   $    (2,679)   $      (270)


Loss per share ..................................................   $     (.01)    $      (.01)


Weighted Average Shares Outstanding .............................     7,000,000      7,000,000



                                See accompanying notes to financial statements


                             Fin Sports U.S.A., Inc.
                       Statements of Stockholders' Equity
           For the Years Ended December 31, 1998 and December 31, 1997




                                                              Additional                    Net
                                     Common     Common         Paid in    Accumulated   Stockholders'
                                     Shares      Stock         Capital       Deficit      Equity
Balance, December 31, 1995         7,000,000    $ 7,000     $        -0-    $ (7,185)   $  (185)

Net loss for the year ended
 December 31, 1996 ........                                                     (285)      (285)
Balance, December 31, 1996         7,000,000      7,000              -0-      (7,470)      (470)

Cash contributed by
 shareholder ..............                                        1,000                  1,000

Net loss for the year ended
 December 31, 1997 ........                                                     (270)      (270)
Balance, December 31, 1997         7,000,000      7,000            1,000      (7,740)       260

Net loss for the year ended
 December 31, 1998 ........                                                   (2,679)    (2,679)
Balance, December 31, 1998         7,000,000     $7,000     $      1,000    $(10,419)   $(2,419)










                 See accompanying notes to financial statements


                             Fin Sports U.S.A., Inc.
                            Statements of Cash Flows
           For the Years Ended December 31, 1998 and December 31, 1997





                                                     1998        1997

Cash Flows Provided by/(Used for)
  Operating Activities:
Net Loss .......................................   $(2,679)   $  (270)
Adjustments to reconcile net income
 to net cash used for operating
 activities:


        Expenses paid on behalf
          of company by a
          stockholder ..........................     2,559        185

Net Cash Used for Operating
 Activities ....................................      (120)       (85)

Cash Flows provided by
  Financing Activities:
Cash contributed by stockholder ................         -0-    1,000

Net Increase/(decrease)in cash .................      (120)       915

Beginning Cash .................................       915        -0-

Ending Cash ....................................   $   795    $   915

Supplemental Disclosure of Cash Flow Information

Cash paid during the periods for:
 Interest ......................................   $   -0-    $   -0-

 Taxes .........................................   $   -0-    $   -0-











                                See accompanying notes to financial statements

                                            Fin Sports U.S.A., Inc.
                                         Notes to Financial Statements
                                               December 31, 1998


Note 1  Organization and Summary of Significant Accounting Policies

               (a) Organization

          Fin Sports U.S.A., Inc. [Company] incorporated under the laws of the State of Nevada. The Company was a subsidiary of Fin U.S.A., Inc. until September 17, 1993, when it was spun off to the shareholders of its parent.

          The Company was originally organized to engage in any lawful purpose, activity and pursuit. In 1987, the Company began importing and selling sports racquets and other sporting goods equipment. In May of 1989, the Company's distribution agreement with a manufacturer was terminated, inventory was liquidated, and the company ceased its business operations.


               (b) Income Taxes

          Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 1998 is $0 due to the valuation allowance established as described below.


               (c) Net Loss Per Common Share

          Net loss per common share is based on the weighted average number of shares outstanding.


               (d) Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company has $795 cash at December 31, 1998.

Note 1  Organization and Summary of Significant Accounting Policies [continued]

               (e)    Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2  Liquidity

          The Company has accumulated losses through December 31, 1998 amounting to $10,419, and does not anticipate generating sufficient cash flows from operations to meet the Company's cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                             Fin Sports U.S.A., Inc.
                          Notes to Financial Statements
                                December 31, 1998
                                   [continued]

          Management plans include finding a well-capitalized merger candidate to commence operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 3  Income Taxes

          The Company adopted Statement No. 109 as of January 1, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement No. 109. No provision has been made in the financial statements for income taxes because the Company has accumulated substantial losses from operations.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1998 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Note 3  Income Taxes [continued]

          Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences. The company has available net operating loss (NOL) carryforwards of approximately $10,419, the benefits of which will expire in various amounts through 2014. NOLs will only be usable to the extent that the Company is successful in obtaining future profitability, or incurring profitable transactions.


Note 4  Stockholder Loan

                             Fin Sports U.S.A., Inc.
                          Notes to Financial Statements
                                December 31, 1998
                                   [continued]

          A stockholder has paid expenses on behalf of the Company in the amount of $2,559 during the year ended December 31, 1998 and $185 during the year ended December 31, 1997. The Company has recorded a liability for these expenses to the stockholder. The unsecured loan bears no interest and is due on demand.

Note 5  Subsequent Event

          On February 4, 1999 the Company resolved to effect a 1 for 6.5 reverse split of its outstanding 7,000,000 shares while retaining the authorized shares at 50,000,000 and the par value at one mill ($.001) per share, provided that no shareholder owning 100 or more shares shall be reduced to less than 100 shares as a result of this action. The shares required to provide the minimum of 100 shares are to be conveyed to the Company by a principal stockholder. The transaction as described in the Certificate of Amendment to the Articles of Incorporation will affect the Balance Sheet approximately as shown below:

                      Stockholders' Equity
                             Common stock, $.001 par value;
                              authorized 50,000,000 shares; issued
                              an outstanding 1,077,000                  1,077
                             Additional paid in capital                 6,923
                             Accumulated deficit                      (10,419)
                                    Total Stockholders' Equity         (2,419)

                            CERTIFICATE OF AMENDMENT

                      TO THE ARTICLES OF INCORPORATION OF

                            FIN SPORTS U.S.A., INC.


     We, the undersigned,  Wayne Bassham,  President and Director, of Fin Sports

U.S.A., Inc., a Nevada corporation (the "Company"), do hereby certify:

                                       I


     Pursuant to Section 78.390 of the Nevada Revised Statutes,  the Articles of

Incorporation  of the  Corporation  shall be amended as  outlined in Section III hereof.

                                       II


     The foregoing  amendment  was adopted by Unanimous  Consent of the Board of

Directors  pursuant  to Section  78.315 of the Nevaa  Revised  Statutes,  and by

Consent of Majority Stockholder pursuant to Section 78.320 of the Nevada Revised

Statutes.


                                      III


     Puruant to the  resolutions  adopted by the Board of directors and Majority

Stockholder as set forth in Paragraph II above, the 7,000,000 outstanding shares of the  Corporation  were  reverse  split  on a basis  of 1 for  6.5,  effective

February 10, 1999,  retaining the authorized  shares at 50,000,000 and par value at one mill ($0.001) per share,  with appropriate  adjustments being made in the additional  paid in capital  and stated  capital  accounts  of the  Corporation;

provided,  however, that no stockholder,  computed on a per stock certificate of record basis on the effective date hereof,  currently  owning 100 or more shares shall be reduced to less than 100  shares as a result of the  reverse  split and that no stockholder  owning less than 100 shares,  on the per stock  certificate basis on the effective date hereof, shall be affected by the reverse split; such additional  shares  required to provide the minimum of 100 shares to be conveyed to the Company by a principal stockholder of the Company; and provided, further,

that all fractional shares shall be rounded to the nearest whole share.


                                       IV


     The number of shares entitled to vote on the amendment was 7,000,000.


                                       V


     The number of shares voted in favor of the  amendment was  5,489,188,  with none opposing and none abstaining.

                                           /S/WAYNE BASSHAM
                                           Wayne Bassham, President and Director

STATE OF UTAH       )
                    )SS
COUNTY OF SALT LAKE )

     On the 4 day of February, 1999, personally appeared before me, a Notary Public, Wayne Bassham, who acknowledged that he is the President and Director of Fin Sports U.S.A., Inc., and that he is authroized to and did execute the above instrument.

                                             /S/KATHLEEN L. MORRISON
                                             NOTARY PUBLIC