Form 10-Q
period 1999-03-31
FIN SPORTS USA INC
filed 1999-04-19
CIK 1072914

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                         Commission File No. 0-25171


                             FIN SPORTS U.S.A., INC.
                 (Name of Small Business Issuer in its Charter)


               NEVADA                               84-1385529
   (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
    incorporation or organization)


                            5525 SOUTH 900 EAST #110
                            Salt Lake City, UT 84101
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 262-8844

                              None; Not Applicable
         (Former name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X  No              (2)  Yes  X    No
        ----    ----                 ----      ----

     (APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

None; not Applicable.

     (APPLICABLE  ONLY  TO  CORPORATE  ISSUERS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               April 16, 1999
                              Common Voting Stock
                                   1,083,324


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents  Incorporated by Reference" is contained in
Item 6 of this Report.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                      FIN SPORTS U.S.A., INC.
                           BALANCE SHEETS
                March 31, 1999 and December 31, 1998

                                                        3/31/99      12/31/98
                                                       -----------   ----------
                                                       [Unaudited]
                               ASSETS
Assets
     Current Assets                                    $       765  $       795
                                                       -----------   ----------
     Cash                                                      765          795
                                                       -----------   ----------
        Total Assets                                   $       765  $       795
                                                       ===========   ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                           $     4,581  $     3,214
     Accounts Payable                                            0            0
     Income Taxes Payable                                        0            0
                                                       -----------   ----------
        Total Current Liabilities                            4,581        3,214

        Total Liabilities                                    4,581        3,214

Stockholders' Deficit:
     Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 1,083,324 shares                        1,083        7,000
     Additional paid-in capital                              6,917        1,000
     Accumulated Deficit                                   (11,816)     (10,419)
                                                       -----------   ----------
        Total Stockholders' Deficit                         (3,816)      (2,419)

                                                       -----------   ----------
        Total Liabilities and Stockholders'$Deficit    $     765    $       795
                                                       ===========   ==========



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1998 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                             FIN SPORTS U.S.A., INC.
                            STATEMENTS OF OPERATIONS
            For the Three-Month Periods Ended March 31, 1999 and 1998

                                     Three Months  Three Months
                                       Ended         Ended
                                      3/31/99       3/31/98
                                     -----------   -----------
                                     [Unaudited]   [Unaudited]
REVENUE
    Revenue from operations        $          0  $          0
                                     -----------   -----------
       Total Revenue                          0             0

General and Administrative Expenses       1,397            30
                                     -----------   -----------

Net Income Before Taxes                  (1,397)          (30)

Income/Franchise taxes                        0             0
                                     -----------   -----------

Net loss                                 (1,397)          (30)

                                     -----------   -----------
Loss per share                     $      (0.01) $      (0.01)
                                     ===========   ===========

Weighted Average Shares Outstanding   3,055,549     7,000,000
                                     ===========   ===========




                     FIN SPORTS U.S.A., INC.
                    STATEMENTS OF CASH FLOWS
    For the Three-Month Periods Ended March 31, 1999 and 1998

                                                         Three Months Three Months
                                                            Ended        Ended
                                                           3/31/99      3/31/98
                                                         ----------   -----------
                                                        [Unaudited]  [Unaudited]

Cash Flows Used For Operating Activities:
Net Loss                                               $    (1,397) $        (30)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Increase/(Decrease) in franchise taxes payable            0             0
       Increase/(Decrease) in accounts payable                   0             0
       Expenses paid on behalf of company by a stockholder       0
                                                          ----------   -----------

Net Cash Used For Operating Activities                         (30)          (30)
                                                          ----------   -----------

Net Increase In Cash                                           (30)          (30)

Beginning Cash Balance                                         795           915

Ending Cash Balance                                    $       765  $        885
                                                         ==========   ===========

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 1999, or for the past five calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potentail business venture. Management expects that the Company's cash on hand of $765 at March 31, 1999, will be sufficient to meet these requirements. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     During the quarterly period ended March 31, 1999, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $1,397, stemming from general and administrative expenses.

Liquidity.

     At March 31, 1999, the Company had total current assets of $765 and total liabilities of $4,581.

Year 2000.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.
------------------------

None; not applicable.

Item 2.Changes in Securities.
-----------------------------

     See the Company's Annual Report on Form 10-KSB for the calendar year ending December 31, 1998, Part I, Item 1.

Item 3.Defaults Upon Senior Securities.
---------------------------------------

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report. For additional information see the Company's Annual Report on Form 10-KSB for the calendar year ending December 31, 1998,
Part I, Item 1.

Item 5.Other Information.
-------------------------

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.
----------------------------------------

(a)Exhibits.*

None; not applicable.

(b)Reports on Form 8-K.

None; not applicable.

(c) Documents Incorporated by Reference

     Annual Report on Form 10-KSB for the period ending  12-31-98**

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents have been previously filed with the Securities and Exchange Commission and are incorporated herein by this reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIN SPORTS U.S.A., INC.



Date: 4/17/99                 /S/ WAYNE BASSHAM
                              Wayne Bassham, Director and President



Date: 4/17/99                 /S/ TODD ALBISTON
                              Todd Albiston, Director and Vice President