Form 10QSB
period 1999-06-30
FIN SPORTS USA INC
filed 1999-07-30
CIK 1072914

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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

                               July 26, 1999
                              Common Voting Stock
                                   1,083,324


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

                      FIN SPORTS U.S.A., INC.
                           BALANCE SHEETS
                June 30, 1999 and December 31, 1998

                                                        6/30/99      12/31/98
                                                       -----------   ----------
                                                       [Unaudited]
                               ASSETS
Assets
     Current Assets                                    $       735  $       795
                                                       -----------   ----------
     Cash                                                      735          795
                                                       -----------   ----------
        Total Assets                                   $       735  $       795
                                                       ===========   ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                           $     5,100  $     3,214
     Accounts Payable                                            0            0
     Income Taxes Payable                                        0            0
                                                       -----------   ----------
        Total Current Liabilities                            5,100        3,214

        Total Liabilities                                    5,100        3,214

Stockholders' Deficit:
     Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 1,083,324 shares                        1,083        7,000
     Additional paid-in capital                              6,917        1,000
     Accumulated Deficit                                   (12,365)     (10,419)
                                                       -----------   ----------
        Total Stockholders' Deficit                         (4,365)      (2,419)

                                                       -----------   ----------
        Total Liabilities and Stockholders'$Deficit    $       735  $       795
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

                             FIN SPORTS U.S.A., INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 1999 and 1998

                                               Three Months         Three Months           Six Months            Six Months
                                                   Ended                Ended                 Ended                Ended
                                                  6/30/99              6/30/98               6/30/99              6/30/98
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]         [Unaudited]         [Unaudited]
REVENUE
      Income                               $                 0  $                0    $                0    $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                   0                     0                    0

OPERATING EXPENSES
     Office Expenses                                       266                 115                 1,465                  145
     Professional Fees                                     283                   1                   481                    1
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                   549                 116                 1,946                  146
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $              (549) $             (116)  $            (1,946)                (146)
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                       0                   0                     0                    0

NET LOSS                                                  (549)               (116)               (1,946)                (146)

NET LOSS PER SHARE                         $             (0.01) $            (0.01)  $             (0.01)                (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        1,083,324           7,000,000              2,069,437            7,000,000
                                             ==================   ==================     ==================   ================





                             FIN SPORTS U.S.A., INC.
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
     For the Three and Six Month Periods Ended June 30, 1999 and 1998


                                                        Three Months        Three Months         Six Months        Six Months
                                                           Ended                Ended              Ended              Ended
                                                          6/30/99              6/30/98            6/30/99            6/30/98
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $             (549)   $           (116)  $         (1,946)             (146)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in Accounts Payable                           0                   0                  0                 0
   Increase/(Decrease) in loans from shareholder                   519                  86              1,886                86
                                                      -----------------       -------------     --------------    --------------
      Net Cash Used For Operating Activities        $              (30)    $           (30)  $            (60)              (60)
                                                      =================       ==============    ==============    ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                         (30)                (30)               (60)              (60)

      Beginning Cash Balance                                        795                 885                795               915

      Ending Cash Balance                           $               765   $             855  $             735               855
                                                      =================      ===============    ==============   ===============




Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 1999, or for the past five calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potentail business venture. Management expects that the Company's cash on hand of $765 at June 30, 1999, will be sufficient to meet these requirements. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     During the quarterly period ended June 30, 1999, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $549, stemming from general and administrative expenses.

Liquidity.

     At June 30, 1999, the Company had total current assets of $735 and total liabilities of $5,100.

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


                              FIN SPORTS U.S.A., INC.



Date: 7/28/99                 /S/ WAYNE BASSHAM
                              Wayne Bassham, Director and President



Date: 7/28/99                 /S/ TODD ALBISTON
                              Todd Albiston, Director and Vice President