Form 10QSB
period 1999-09-30
FIN SPORTS USA INC
filed 1999-11-12
CIK 1072914

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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

                               September 30, 1999
                               Common Voting Stock
                                    1,083,324


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

                             FIN SPORTS U.S.A., INC.
                                 BALANCE SHEETS
                    September 30, 1999 and December 31, 1998

                                                        9/30/99      12/31/98
                                                       -----------   ----------
                                                       [Unaudited]
                               ASSETS
Assets
     Current Assets                                    $       701  $       795
                                                       -----------   ----------
     Cash                                                      701          795
                                                       -----------   ----------
        Total Assets                                   $       701  $       795
                                                       ===========   ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                           $     5,873  $     3,214
     Accounts Payable                                            0            0
     Income Taxes Payable                                        0            0
                                                       -----------   ----------
        Total Current Liabilities                            5,873        3,214

        Total Liabilities                                    5,873        3,214

Stockholders' Deficit:
     Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 1,083,324 shares                        1,083        7,000
     Additional paid-in capital                              6,917        1,000
     Accumulated Deficit                                   (13,172)     (10,419)
                                                       -----------   ----------
        Total Stockholders' Deficit                         (5,172)      (2,419)

                                                       -----------   ----------
        Total Liabilities and Stockholders'$Deficit    $       701  $       795
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

                             FIN SPORTS U.S.A., INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
     For the Three and Nine Month Periods Ended September 30, 1999 and 1998

                                               Three Months         Three Months          Nine Months           Nine Months
                                                   Ended                Ended                 Ended                Ended
                                                  9/30/99              9/30/98               9/30/99              9/30/98
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]         [Unaudited]         [Unaudited]
REVENUE
      Income                               $                 0  $                0    $                0    $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                   0                     0                    0

OPERATING EXPENSES
     Office Expenses                                       807                  30                 2,272                  175
     Professional Fees                                       0                 919                   481                  919
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                   807                 949                 2,753                1,094
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $              (807) $             (949)  $            (2,753)              (1,094)
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                       0                   0                     0                    0

NET LOSS                                                  (807)               (949)               (2,573)              (1,094)

NET LOSS PER SHARE                         $             (0.01) $            (0.01)  $             (0.01)               (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        1,083,324           7,000,000              1,740,732            7,000,000
                                             ==================   ==================     ==================   ================





                             FIN SPORTS U.S.A., INC.
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
     For the Three and Nine Month Periods Ended September 30, 1999 and 1998


                                                        Three Months        Three Months         Six Months        Six Months
                                                           Ended                Ended              Ended              Ended
                                                          9/30/99              9/30/98            9/30/99            9/30/98
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $             (807)   $           (949)  $         (2,735)           (1,094)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in Accounts Payable                           0                   0                  0                85
   Increase/(Decrease) in loans from shareholder                   773                 919              2,659               919
                                                      -----------------       -------------     --------------    --------------
      Net Cash Used For Operating Activities        $              (34)    $           (30)  $            (76)              (90)
                                                      =================       ==============    ==============    ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                          (34)                (30)               (94)              (90)

      Beginning Cash Balance                                        735                 855                795               915

      Ending Cash Balance                           $               701   $             825  $             701               825
                                                      =================      ===============    ==============   ===============




Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 1999, or for the past five calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     During the quarterly period ended September 30, 1999, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $807, stemming from general and administrative expenses.

Liquidity.

     At September 30, 1999, the Company had total current assets of $701 and total liabilities of $5,873.

Year 2000.

     Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target. See Part II, Item 5.

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

Item 5.Other Information.
-------------------------

     The Company is presently involved in negotiations to acquire Pacific Title/Mirage, Inc., a Delaware corporation ("PTM"), in a triangular merger with a yet to be formed wholly-owned subsidiary of Fin. There presently is no written agreement with PTM, and there are numerous conditions to be satisfied before any such agreement can be finalized; accordingly, there can be no assurance that these negotiations will result in the execution of a definitive agreement.


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


                              FIN SPORTS U.S.A., INC.



Date: 11-11-99                /S/ KENT FAULKNER
                              Kent Faulkner, Director and Secretary



Date:11-9-99                  /S/ TODD ALBISTON
                              Todd Albiston, Director and Vice President