Form 10KSB
period 1999-12-31
LIFEF X INC
filed 2000-03-29
CIK 1072914

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                           _________________

                              FORM 10-KSB

           [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                  Commission File Number 333-32934
                           _________________

                              LIFEF/X, INC.
            (Name of Small Business Issuer in its Charter)

                NEVADA                                84-1385529
       (State of Incorporation)          (I.R.S. Employer Identification No.)

  153 NEEDHAM STREET, BUILDING N1, NEWTON, MASSACHUSETTS             02164
      (Address of Principal Executive Offices)                     (Zip Code)

      Issuer's Telephone Number       (617) 551-5849
                            _________________

       Securities to be Registered Under Section 12(b) of the Act:
                                   None

       Securities Registered Under Section 12(g) of the Act:

                   Common Stock, Par Value $.001 Per Share
          ____________________________________________________
                           (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
    requirements for the past 90 days.    Yes [ X ]   No [ ]

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
    10-KSB or any amendment to this Form 10-KSB. [  ]

    State issuer's revenues for its most recent fiscal year:     $-0-

    As of March 14, 2000, there were 18,999,917 Common Shares of Lifef/x, Inc. outstanding, and the aggregate market value of the Common Shares (based upon the average of the high and low sale prices of $28.00 for Lifef/x, Inc. shares on the OTC Bulletin Board on March 14, 2000) held by non-affiliates was approximately $290.5 million (for purposes hereof, directors, executive officers and ten percent or greater shareholders have been deemed affiliates.)

               Documents Incorporated by Reference:      None

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                              LIFEF/X, INC.
                        FORM 10-KSB ANNUAL REPORT
                   FOR THE YEAR ENDED DECEMBER 31, 1999
                            TABLE OF CONTENTS

                                                                      Page
                                                                      ----
Part I
------
  Item 1.      Description of Business...............................   1

  Item 2.      Description of Property...............................   8

  Item 3.      Legal Proceedings.....................................   8

  Item 4.      Submission of Matters to
               a Vote of Security Holders............................   8

Part II
-------
  Item 5.      Market for Common Equity
               and Related Stockholder Matters.......................   9

  Item 6.      Management's Discussion and
               Analysis or Plan of Operation.........................  10

  Item 7.      Financial Statements..................................  24

  Item 8.      Changes in and Disagreements With
               Accountants on Accounting and Financial Disclosure....  25

Part III
--------
  Item 9.      Directors, Executive Officers,
               Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act.....  26

  Item 10.     Executive Compensation................................  29

  Item 11.     Security Ownership of Certain
               Beneficial Owners and Management......................  35

  Item 12.     Certain Relationships and Related Transactions........  37

  Item 13.     Exhibits and Reports on Form 8-K......................  39

               Signatures............................................  41


                                   PART I
                                   ------
Item 1.  Description of Business
--------------------------------

Introduction

     LifeF/X is a computer-based technology that enables users to animate photo-realistic 3D digital human faces to enhance digital communication across a multitude of media platforms, including the Internet. Computers will use our LifeF/X technology to produce photo-realistic 3D digital animated human faces from ordinary photographs. Because the instruction sets for animating the 3D digital human faces are very small, we believe we can achieve real-time animations over the Internet utilizing modems as slow as 28.8kbps. Lifef/x, Inc. is presently engaged in research and development with respect to its LifeF/X technology and has received no related revenue to date. Accordingly, Lifef/x, Inc. is classified as a development stage company.

     Our primary focus is to commercialize the LifeF/X technology for Internet applications. We believe that there are numerous applications for the LifeF/X technology for the World Wide Web, including electronic commerce, e-mail, chatrooms, distance learning, bill presentment, electronic direct mail and PC gaming. In addition to our core business, we intend to explore other applications for the LifeF/X technology, including, without limitation, applications in the theatrical motion picture industry.

     We were incorporated as Fin Sports U.S.A., Inc. (Fin Sports), in Nevada, on June 18, 1987. In conjunction with a merger transaction with Pacific Title/Mirage, Inc. (Pac Title/Mirage) completed on December 14, 1999, as more fully described later in this Form 10-KSB, we changed our name to Lifef/x, Inc. Our corporate offices are located at 153 Needham Street, Building N1, Newton, Massachusetts 02164. Our telephone number at that location is (617) 551-5849. The URL for our web site is http://www.lifefx.com.

     Unless the context requires otherwise, "we," "us," "our" and similar terms, as well as references to "LifeF/X" refer to Lifef/x, Inc. and our subsidiary, Lifef/x Networks, Inc.

Merger Transaction and Background

     On December 14, 1999, Fin Sports acquired all of the outstanding capital stock of Pac Title/Mirage as a result of the merger of a newly-formed subsidiary of Fin Sports into Pac Title/Mirage, which was the surviving corporation (the Merger). From September 1993 until the Merger, Fin Sports had no active business operations.

     Pac Title/Mirage was formed in 1997 as the combination of two businesses: the LifeF/X technology development effort and an optical 2D and restoration business that was acquired from Pacific Title and Art Studio, a post production company founded in 1918. From Pac Title/Mirage's formation until the Merger, Pac Title/Mirage operated primarily as a visual effects company providing services to the U.S. film and television entertainment industry. Its operations consisted of four activities: LifeF/X technology development; optical 2D effects and film restoration; scanning and recording services; and digital effects.

     Pac Title/Mirage incurred losses from its inception. Safeguard Scientifics, Inc. (Safeguard), which owned approximately 49% of Pac Title/Mirage, loaned Pac Title/Mirage significant amounts to support the operations of the business and to finance capital expenditures. In March 1999, Pac Title/Mirage's Board of Directors decided to concentrate Pac Title/Mirage's efforts on LifeF/X development, with primary emphasis on Internet applications and, accordingly, initiated steps to dispose of the non-LifeF/X operations, intending to reduce cash outflows from the non-LifeF/X operations and to reduce or eliminate Pac Title/Mirage's bank debt. Therefore, the non-LifeF/X operations have been reflected as a discontinued operation in the Consolidated Financial Statements for all periods presented.

     LifeF/X sold its non-LifeF/X assets, which consisted of film title and special effects services, on March 20, 2000. The sale included a transfer of all liabilities associated with the discontinued operation, including all debt. As a result, LifeF/X is presently debt-free, other than accounts payable and accrued expenses. In addition, Safeguard has fully indemnified LifeF/X against all liabilities associated with the discontinued operation. See note 1 to the Consolidated Financial Statements.

     As noted above, the December 14, 1999 acquisition was accomplished by the merger of a wholly-owned subsidiary of Fin Sports with and into Pac Title/Mirage, with Pac Title/Mirage as the surviving corporation. Since the shareholders of Pac Title/Mirage received the majority voting interests in the combined company, Pac Title/Mirage is the acquiring enterprise for financial reporting purposes. The transaction was recorded as a reverse acquisition using the purchase method of accounting, whereby equity of Pac Title/Mirage was adjusted for the fair value of the acquired tangible net assets of the wholly-owned subsidiary of Fin Sports. Because Pac Title/Mirage was the acquirer for accounting purposes, the financial statements presented elsewhere herein are therefore those of Pac Title/Mirage, not Fin Sports. Following the Merger, the corporate name of Fin Sports was changed to Lifef/x, Inc. and Pac Title/Mirage changed its name to Lifef/x Networks, Inc. Lifef/x Networks, Inc. is a wholly-owned subsidiary of Lifef/x, Inc.


     Our research and development expenses totaled $1,754,253 for the year ended December 31, 1999 and $1,202,762 for the year ended December 31, 1998. Research and development consisted of efforts related to LifeF/X development activities. LifeF/X has an exclusive, world-wide, perpetual license agreement with Auckland UniServices Limited (UniServices) for the continuum modeling technology that is used in LifeF/X development. Annual license and development fees under the agreement included in research and development costs were approximately $500,000 for each of the years ended December 31, 1999 and 1998. Salaries and related personnel benefits of the LifeF/X development personnel included in research and development were $1,145,167 for the year ended December 31, 1999 compared to $640,660 for the year ended December 31, 1998.

     Our Goals

     Our initial strategy is to achieve the rapid and widespread distribution of our system to personalize interactive communication in Internet-related business-to-business (B2B) and business-to-consumer (B2C) activities and other computer-based applications. We anticipate distributing our system initially for use in e-mail and instant messaging communication, enabling the sender to replace written text with messages spoken by first a generic photo-realistic 3D digital animated face, and later the sender's photo-realistic 3D digital animated face, converted from the sender's analog or digital photograph. The LifeF/X technology enables computers to utilize photographs to produce photo-realistic 3D digital animated human faces. Because the instruction sets for animating the digital human faces are very small, we believe we can achieve real-time animations over the Internet utilizing modems as slow as 28.8kbps.

     Our primary focus is to commercialize the LifeF/X technology for Internet applications. We believe that there are numerous applications for the LifeF/X technology for the World Wide Web, including electronic commerce, e-mail, chatrooms, distance learning, bill presentment, electronic direct mail and PC gaming. The LifeF/X technology enables the creation of interactive virtual humans as hosts, salespeople, teachers, entertainers, game characters, personal avatars, corporate representatives and advertising personalities on the Internet at bandwidths of 28.8kbps or more. In addition to our core business, we intend to explore other applications for the LifeF/X technology, including applications in the theatrical motion picture industry, although the initial focus will be exclusively concentrated on Internet applications.

     Growth of the Internet

     The Internet has grown rapidly in recent years, driven by the development of the World Wide Web and graphically intuitive Web browsers, the proliferation of multimedia PCs, the creation of increasingly robust network architectures and the emergence of compelling Web-based content and commercial applications. Both consumers and businesses are increasingly relying on the Internet to access and share information. According to Internet industry analyst International Data Corporation (IDC), at the end of 1998 an estimated 97 million people were using the Internet to communicate with friends and family, participate in discussion forums and obtain information about goods and services. IDC projects that this user base will grow to 319 million by 2002.

     As an interactive, searchable, user-controlled medium, the Web provides a highly engaging experience and allows users to access a virtually unlimited variety and supply of content at their convenience. The Web also enables content providers and advertisers to establish personalized experiences for, and communications with, consumers.

     We believe that the growth in the Internet market represents a significant opportunity for a provider of products and services that enhance a Web user's experience.

     LifeF/X Technology

     The LifeF/X technology was originally developed for accurate modeling of soft biological tissues which undergo large nonlinear deformations. The first use was developed for tele-robotic surgery, a professional medical application. The LifeF/X technology is based on continuum modeling techniques, which are mathematical tools developed to represent material properties of solids (tissues) down to the microscopic level or the cellular level in the case of biological tissues. Large complex structures are broken down into smaller components with geometrical shapes described by nodes and surfaces. Movement or animation of a human face model is achieved by applying a set of constitutive mathematical equations that replicate properties associated with biological muscle movement. The mathematical equations can replicate such properties as anisotropic skin elasticity, electrical impedance, thermal capacity, conductivity and optical properties. By beginning with the exact representation of biological tissues and computing the interaction between structures, such as force generated by muscles, skin elasticity and bone geometry, our technology can achieve photo-realistic 3D animation. Materials are anisotropic when they exhibit properties with different magnitudes when measured along different directions.

     Our initial Internet consumer applications will be driven by user directed text or speech input. The initial Internet application will produce animated images of digital human faces that may be of significantly lower spatial resolution but of higher temporal resolution than film entertainment prototypes produced to date. The animations will be produced by the LifeF/X technology in real time rather than by re-combining stored images.

     Our objective is to adapt the existing LifeF/X technology to the Internet and to be a leading provider of branded products and services that enable the delivery of cost-effective, real time content production of photo-realistic 3D models for a broad range of market applications, with primary emphasis on Internet-related business-to-business (B2B) and business-to-consumer (B2C) opportunities. We intend to establish the LifeF/X technology as the platform-independent infrastructure standard for interpersonal and intercorporate interactive communication. To this end a number of new products are under development and are described below under "Products under Development."


     Our Strategy and Value Proposition

     Initially, we wish to achieve the rapid and widespread distribution of our system to personalize interactive communication in Internet-related B2B and B2C activities. We anticipate distributing our system initially for use in e-mail and instant messaging communication, enabling the sender to replace written text with messages spoken by first a generic photo-realistic 3D digital animated face, and later the sender's photo-realistic 3D digital animated face, converted from the sender's analog or digital photograph. E-mail is the most widely adopted Internet application, ranging from a personal messaging tool to a strategic business tool. According to Electronic Mail and Messaging Systems, there were approximately 325 million e-mail accounts in operation at the end of 1998. E-mail has surpassed the telephone as the primary business communication tool, according to the American Marketing Association. The volume of instant messaging is fast approaching that of e-mail, making it a second universal means of online communication. E-mail and instant messaging have increased in volume and improved in functionality, and these trends are expected to continue. The LifeF/X technology provides significant additional value, as it will permit individuals to send e-mails and online messages embedded with animation commands.

     As the Web continues to evolve, many businesses and content providers will seek to utilize interactive audio, video and other multi-media content to enrich and differentiate their Web sites. We believe that a substantial opportunity exists to provide software solutions and content aggregation and delivery services which will provide compelling, interactive, animated content through photo-realistic 3D models in real time over bandwidths as slow as 28.8kbps. We envision Web sites utilizing photo-realistic 3D human models as guides, corporate spokespersons, teachers, entertainers, game characters, personal avatars, advertising personalities and individual sales help, which will permit them to extend the functionality of available applications beyond the traditional opportunities for e-mail, instant messaging and chatrooms, to training, product support, human resources, supply chain software, Internet Service Providers (ISP's), Application Service Providers (ASP's), distance learning, bill presentment and PC gaming, among others.

     We believe the LifeF/X technology enables this paradigm shift by providing a standard platform for a network which would provide the ultimate in differentiated, personalized communications, regardless of the application.

     Products under Development

     We have not commercialized any of our products, all of which are currently in the research and development or planning phases. We plan to introduce both consumer and business products.

     LifeF/X Standins. Our lead consumer product is the LifeF/X Standin, a photo-realistic 3D computer model of a face that can be animated in real time by text or speech files. The simplest form of consumer Standin will be created from a 2D digital image sent electronically to our planned Web site, or from a traditional analog photo mailed to us. We will deliver digital Standins to users via the Web and other media, together with our LifeF/X Genesis Player, which plays the Standin animation, and our LifeF/X Director software, which adds emotional content to the animations. We envision that Standins will be used with e-mail, Web pages, chatrooms, PC games, corporate intranets and extranets and many other applications and will be compatible with various third party products, including PC games, operating systems, screen saver engines, e-mail applications, chatrooms, online help, etc. All Standin products will share a common technology architecture. Standins will be interchangeable.

     Professional Standins. More sophisticated and articulated Standins can be captured for the computer by our patent-pending proprietary motion capture system. The Professional Standin will be animated and played using the LifeF/X Genesis Player and LifeF/X Director Software.

     LifeF/X Genesis Player. The LifeF/X Genesis Player will be a highly flexible, programmable player that can be used either for Internet streaming of animation commands for captured LifeF/X Standin performances or for online, real-time interactive content generation. The Player will be developed as a flexible programming component that can be used and programmed within the Web browser to read e-mail or perform numerous system interactions.

     LifeF/X Director. Our LifeF/X Director software will animate and control Standins for uses such as sending e-mails with embedded animation commands. The software will enable the user to add four basic emotions (happy, sad, angry, surprised) and simple motions.

     LifeF/X Creator Software. Our LifeF/X Creator software will be an advanced tool controlling Standins intended for use in Web pages, e-mail or newly created LifeF/X media files. LifeF/X e-Motor Packs, which are packages of emotional cues for Standins, will be available at an additional cost for use with the LifeF/X Creator. LifeF/X Creator will have a graphical interface with variable intensity controls for emotions and movements and is intended to be user-friendly.

     LifeF/X Pro-Creator Software. The LifeF/X Pro-Creator software is an enhanced version of the basic LifeF/X Creator designed for the professional Web designer. LifeF/X Pro-Creator will permit full animation and control of LifeF/X Standins using a flexible and powerful graphical user interface.

     LifeF/X Software Developer Kit. We also plan to offer a LifeF/X Software Developer Kit to facilitate integration of LifeF/X Standins into a variety of applications.

     Marketing and Distribution

     We plan to market directly to the user via our planned Web site and use event marketing techniques and viral marketing, which is the re-distribution from user to user. Our viral marketing will include distribution, without charge, of millions of LifeF/X Standins and related LifeF/X Genesis Players and Director software to consumers. We also plan to co-brand and co-market our products with partners with whom we plan to develop strategic relationships.

     Future Enhancements

     In conjunction with our licensor, UniServices, we plan to develop a full model of the human body, including higher neuro-muscular activation of muscle groups that are responsible for expressions or motion. Having already developed the generic human face now used as the basis for LifeF/X Standins, we plan to add generic necks, torsos, arms and legs.


     Our Competition

     The market for Internet avatar products is new, and we expect it to be competitive. An avatar is a computer-generated animated image which is used to guide and direct the user or to represent one or more users. The principal competitive products in the Internet avatar market include, but may not be limited to, Microsoft V-Chat 2.0, Microsoft Agent, Compaq's Faceworks, Haptek, Famous Tech, Blaxxun, Worlds Ultimate 3D Chat, Animatek International, Sven Technologies, Oz Ineractive, Simberon Avatars, NetSage, Boston Dynamics, Extempo, Virtual Human, Virtual Personalities, Virtual Celebrities, Radical Mail and Avatarme. In addition, there may be Internet avatar products and services being developed by competitors of which we are not aware.

     If the Internet avatar market becomes a viable market, we may not be able to establish or maintain a competitive position against current or potential competitors as they enter the market. Many of our current and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition, stronger market presence and longer operating histories than ours. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. We cannot assure that we will be able to compete successfully.


     Our Technology Differentiator

     The LifeF/X technology is partially derived from a finite element system licensed from UniServices. Finite element modeling consists of representing an object (which may be complex in shape, may be made of a number of sub-components, and may vary over different regions) by dividing it into numerous small pieces (like a 3D puzzle) having simpler shapes and properties that can be handled mathematically and numerically utilizing relatively limited computer resources. The behavior, motion, deformation to stress and similar characteristics of the complex object can then be determined from the individual responses of the assembled pieces to replcate the behavior of the whole object. This mathematical modeling environment allows the application of finite element analysis and other techniques to a variety of complex bioengineering problems. The system represents over 100 person-years of development effort at UniServices.

     Our LifeF/X technology has enabled us to develop proprietary techniques for generating accurate reproduction of expressions and tissue wrinkling. Our proprietary system provides an environment for developing advanced models of flexible materials, such as tissue, which undergo large nonlinear deformations and where the material properties may be anisotropic. The LifeF/X technology is also unique because of the richness of the data incorporated in the models.


     Our Intellectual Property

     We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect intellectual property rights in our products, services, know-how and information. Much of our intellectual property is protected by non-disclosure, confidentiality and non-competition agreements with our employees which, if breached, may be very expensive to enforce. We do not own all of the LifeF/X technology. We have an exclusive, worldwide, perpetual license from UniServices to use their continuum modeling technology in commercial applications, excluding professional medical, engineering and scientific applications. The license requires quarterly license fees and development payments to be made to the licensor. These payments total $500,000 per year through November 2002. The Company has perpetual renewal options at a cost of $200,000 per year. However, we have the right to cancel the license after November 2002. We have filed three patent applications in the United States and other countries specifically covering image capturing and creation. One patent has been issued ("Rapid High Resolution Image Capture System", U.S. Patent # 5,999,209), one has been allowed but not yet issued and one application is still pending. We plan to apply for other patents in the future. UniServices has not patented the source code licensed to LifeF/X.


     Our Employees

     Our executive officers are based in the Boston, Massachusetts metropolitan area. We currently have a team of 17 officers, employees and contractors in the Boston, Massachusetts area and seven employees in Los Angeles, California. We intend to expand the Boston workforce significantly in 2000 and have leased expanded facilities in the Boston, Massachusetts area.

Item 2.  Description of Property
--------------------------------

     We have leased approximately 2,000 square feet of research and development space in the greater Los Angeles area under a two year lease (expiring 2002) with renewal options and approximately 10,000 square feet of administrative and research and development space in the greater Boston area under a five year lease (expiring 2005) at a monthly rent of approximately $25,000. Each of these facilities is Class A office space and we will not expend any material amounts for leasehold improvements.



Item 3.  Legal Proceedings
--------------------------

     We are not involved in any claims or legal proceedings, nor have we been involved in any such proceedings that have had or may have a significant effect on our financial position.



Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     On November 16, 1999, Fin Sports filed a Schedule 14C - Definitive Information Statement with the SEC in connection with resolutions of the board of directors of Fin Sports and persons owning a majority of the outstanding voting securities of Fin Sports, for (1) the election of directors for the upcoming year, (2) providing for amendments to its Articles of Incorporation
(i) to effect a forward split of 1.5384741 shares for one, (ii) to increase the authorized capital of Fin Sports from 50 million shares to 100 million shares of $0.001 par value common stock, and (iii) to change the name of Fin Sports, Inc. to Lifef/x, Inc. or some similar name selected by the board of directors, and
(3) to adopt the Lifef/x, Inc. 1999 Long Term Incentive Plan.

     The board of directors, unanimously, and Leonard W. Burningham, Duane S. Jenson and Sheryl Ross, (persons who collectively owned in excess of 95% of the outstanding voting securities of Fin Sports), unanimously adopted, ratified and approved resolutions for the election of directors, to effect the forward split, the capital increase and the name change, and to adopt the Lifef/x, Inc. 1999 Long Term Incentive Plan. No other votes were required or necessary.

                                PART II
                                -------


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

(a)  Market information

     Our Common Stock was approved for trading on the OTC Bulletin Board under the symbol "FNSP" on August 23, 1999 and commenced trading on December 15, 1999. Our symbol was changed to "LEFX" on December 16, 1999. The following table sets forth, on a per share basis, and for the periods indicated, the high and low sales prices of the Common Stock as reported on the OTC Bulletin Board. All sales prices are exclusive of commissions or discounts of any nature and are set forth after giving effect to all stock splits and stock dividends, if any.

                                                    Price Range
                                                 -------------------
                                                  High           Low
                                                  ----           ---
Fiscal Year Ended December 31, 1999
--------------------------------------
December 15, 1999 to December 31, 1999             23         12 7/16

Fiscal Year Ending December 31, 2000
--------------------------------------
January 1, 2000 to March 15, 2000                  30              13

(b)  Holders

     As of March 15, 2000 there were 18,999,917 shares of our Common Stock outstanding and approximately 287 shareholders of record.


(c)  Dividends

     We have not paid any cash or stock dividends on our Common Stock since our incorporation and anticipate that, for the foreseeable future, any earnings will be retained for use in our business.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------


     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere. Certain statements contained herein that are not related to historical results, including statements regarding LifeF/X's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange
Act"), and involve risks and uncertainties. Although management believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this statement.

Merger Transaction and Background

     On December 14, 1999, Fin Sports acquired all of the outstanding capital stock of Pac Title/Mirage as a result of the merger of a newly-formed subsidiary of Fin Sports into Pac Title/Mirage, which was the surviving corporation. Fin Sports was formed in 1987 and was involved in the manufacture and marketing of sports equipment. From September 1993 until the Merger, Fin Sports had no active business operations.

     Pac Title/Mirage was formed in 1997 as the combination of two businesses: the LifeF/X technology development effort and an optical 2D and restoration business that was acquired from Pacific Title and Art Studio, a post production company founded in 1918. From Pac Title/Mirage's formation until the Merger, Pac Title/Mirage operated primarily as a visual effects company providing services to the U.S. film and television entertainment industry. Its operations consisted of four activities: LifeF/X technology development; optical 2D effects and film restoration; film scanning and recording services; and digital effects.

     Pac Title/Mirage incurred losses from its inception. Safeguard, which owned approximately 49% of Pac Title/Mirage, loaned Pac Title/Mirage significant amounts to support the operations of the business and to finance capital expenditures. In March 1999, Pac Title/Mirage's Board of Directors decided to concentrate Pac Title/Mirage's efforts on LifeF/X development, with primary emphasis on Internet applications and, accordingly, initiated steps to dispose of the non-LifeF/X operations, intending to reduce cash outflows from the non-LifeF/X operations and to reduce or eliminate Pac Title/Mirage's bank debt. Therefore, the non-LifeF/X operations have been reflected as a discontinued operation in the accompanying financial statements for all periods presented.

     As noted above, the December 14, 1999 acquisition was accomplished by the merger of a wholly-owned subsidiary of Fin Sports with and into Pac Title/Mirage, with Pac Title/Mirage as the surviving corporation. Since the shareholders of Pac Title/Mirage received the majority voting interests in the combined company, Pac Title/Mirage is the acquiring enterprise for financial reporting purposes. The transaction was recorded as a reverse acquisition using the purchase method of accounting, whereby equity of Pac Title/Mirage was adjusted for the fair value of the acquired tangible net assets of the wholly-owned subsidiary of Fin Sports. Because Pac Title/Mirage was the acquirer for accounting purposes, the financial statements presented elsewhere herein are those of Pac Title/Mirage, not Fin Sports. Following the Merger, Fin Sports changed its name to Lifef/x, Inc. and its wholly-owned subsidiary, Pac Title/Mirage, changed its name to Lifef/x Networks, Inc.


Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenue - LifeF/X intends to develop and adapt the existing LifeF/X technology for commercial applications and to be the platform-independent infrastructure standard for, and a leading provider of, branded products and services that enable the delivery of photo-realistic 3D digital models for a broad range of market applications with primary emphasis on Internet-related opportunities. All of our products are currently in the research and development or planning stages and there have been no sales from the LifeF/X technology through December 31, 1999.

     General and administrative expenses - General and administrative expenses of $1,493,590 for the year ended December 31, 1999 represented an increase of $1,311,648, or 721%, over the prior year. The majority of the increase in 1999 over 1998 is related to the following:

     (1) In 1999, LifeF/X recorded deferred stock compensation of $2,928,689 on stock options issued to an officer. This amount is being amortized ratably as options vest over the two year vesting period of the options. The related expense recorded in 1999 and included in general and administrative expenses was $656,541. See Note 6 to the Consolidated Financial Statements.

     (2) 1999 includes $507,511 of accrued severance expense for a former executive. In addition, occupancy costs were up approximately $42,000 in 1999 over 1998 because Pac Title/Mirage occupied an additional facility for only the latter portion of 1998 but all of 1999.

     Research and development expenses -   Research and development expenses
increased by $551,491, or 46%, to $1,754,253 for the year ended December 31, 1999 from $1,202,762 for the year ended December 31, 1998. Research and development consists of efforts related to LifeF/X development activities. LifeF/X has an exclusive, world-wide, perpetual license agreement with Auckland UniServices Limited for the continuum modeling technology that is used in LifeF/X development. Annual license and development fees under the agreement included in research and development costs were approximately $500,000 for each of the years ended December 31, 1999 and 1998. Salaries and related personnel benefits of the LifeF/X development personnel included in research and development were $1,145,167 for the year ended December 31, 1999 compared to $640,660 for the year ended December 31, 1998, an increase of $504,507.

     Interest expense -   Effective on December 30, 1999, Safeguard exchanged
$14,086,837 of Pac Title/Mirage debt and accrued interest thereon owed to Safeguard for warrants to buy 3,997,500 shares of LifeF/X Common Stock at an
exercise price of $.01 per share.   In addition, Safeguard received warrants to
purchase 5,862,500 shares of LifeF/X Common Stock at an exercise price of $6.00 per share. The value assigned to the warrants, less the $14,086,837 of debt and accrued interest converted, or $9,302,339, was recorded as additional paid-in capital and as interest expense in the year ended December 31, 1999.

     In addition, LifeF/X recorded interest expense of $1,462,383 during the year ended December 31, 1999, which represents the fair value of 10,375,000 warrants to purchase Pac Title/Mirage Common Stock provided to Safeguard in conjunction with $9.5 million of loans made by Safeguard to Pac Title/Mirage in 1999.

     Discontinued operation - In March 1999, Pac Title/Mirage's Board of Directors decided to concentrate on LifeF/X development and, accordingly, initiated steps to dispose of non-LifeF/X operations. Results from the discontinued operation for the year ended December 31, 1999 consist of the following: (1) An operating loss on discontinued operation prior to the measurement date (March 31, 1999) of $3,002,332 (which includes a $1,400,000 impairment loss on long-lived assets), and (2) a provision for a $15,549,874 loss on disposal of discontinued operation for the following: a $7,449,874 reserve for operating losses on discontinued operation from the measurement date (March 31, 1999) until December 31, 1999 and a provision for estimated losses for the remaining disposal period of $2,500,000 and estimated loss on disposal of $5,600,000.

Year Ended December 31, 1998 Compared to the Seven Month Period From June 1, 1997 (inception) through December 31, 1997

     General and administrative expenses -   General and administrative expenses
amounted to $181,942 for the year ended December 31, 1998 compared to only $18,705 for the seven month period ended December 31, 1997. Expenses in 1998 were higher due to increased occupancy costs and because the results for 1998 reflect a full year of expenses while 1997 represents only a partial year and the start-up of the operations.

     Research and development expenses -   Research and development amounted to
$1,202,762 for the year ended December 31, 1998 compared to $624,900 for the period from June 1, 1997 (inception) through December 31, 1997. License and development fees under the license agreement with Auckland UniServices Limited included in research and development costs were $500,000 for the year ended December 31, 1998 and $85,000 for the seven month period ended December 31, 1997. The period ended December 31, 1997 only has two months of expense for license and development fees as the UniServices license and development agreement was not effective until November 1, 1997.

     Discontinued operation -   The loss on discontinued operation for the year
ended December 31, 1998 was $4,060,980. This includes a write off of $1.1 million of goodwill attributable to Pac Title/Mirage's digital effects activities. The period ended December 31, 1997 reflects a loss on discontinued operation of $369,658 which relates to the partial period from June 1, 1997 (inception) to December 31, 1997.


Liquidity and Capital Resources

     In 1997, Pac Title/Mirage obtained an $8,000,000 term loan from a bank and received $8,000,000 in proceeds from capital stock issued to Safeguard. A significant portion of these funds was used in 1997 for Pac Title/Mirage's purchase of its optical 2D and restoration business from Pacific Title and Art Studio for approximately $15.5 million. The term loan required monthly principal repayments of $133,333 over five years. In December 1999, principal repayments were increased to $153,333 per month for January and February 2000, and to $183,333 per month thereafter. The total outstanding principal balance on the term loan was $7,866,667, $6,266,667 and $4,666,667 at December 31, 1997, 1998
and 1999, respectively.

     Pac Title/Mirage also obtained a $3 million revolving credit facility from the same bank. Outstanding borrowings under the line of credit were $900,000, $2,550,000, and $2,484,000 at December 31, 1997, 1998 and 1999, respectively.

     LifeF/X sold its non-LifeF/X assets, which consisted of film title and special effects services, on March 20, 2000. The sale included a transfer of all liabilities associated with the discontinued operation, including all debt. As a result, LifeF/X is presently debt-free, other than accounts payable and accrued expenses. In addition, Safeguard has fully indemnified LifeF/X against all liabilities associated with the discontinued operation. See note 3 to the Consolidated Financial Statements. Historically, our revenues have been solely related to our discontinued operation.

     Since the bank loans were made in November 1997, Pac Title/Mirage (and following the Merger, LifeF/X) has met all of its principal and interest payments to the bank in a timely manner. LifeF/X has agreed that no additional advances will be taken under the credit line, notwithstanding that there is collateral in excess of the amount required to secure the line under the bank's collateral formula. Further, LifeF/X has agreed that, in the event that the collateral is insufficient to support the borrowings under the line, the line will be paid down to the amount that is supported by the collateral and that such new lower borrowing level will be the maximum amount eligible to be borrowed in the future.

     The term loan agreement and revolving credit facility contain various covenants related to financial ratios, minimum levels of net worth and other limitations. We were in compliance with these covenants through October 31, 1998. Notwithstanding that we have not been in compliance with our financial covenants since October 31, 1998, the bank, based on the continued support provided by Safeguard and the timeliness of our scheduled loan payments, has not declared any defaults or pursued any remedies against us to date. Refer to note 4 to the Consolidated Financial Statements. As of December 15, 1999, the bank agreed, subject to certain terms and conditions (including an increase in principal payments as noted above) to extend the repayment of the credit facility to February 29, 2000. On March 20, 2000, the bank agreed to extend repayment of the amounts outstanding under its line of credit and forbear with respect to the debt covenants on the term debt through May 29, 2000. However, since at December 31, 1999 there was no assurance that the bank would extend the term past May 29, 2000, all of the term debt has been classified in net liabilities of discontinued operation - current at December 31, 1999. None of this debt is an ongoing obligation of LifeF/X because all of this debt was assumed by PTM Productions, Inc., the buyer of our discontinued operation.

     The other principal sources of financing have been cash provided by operations and advances from Safeguard. Safeguard loaned Pac Title/Mirage $600,000 in 1997, an additional $3,200,000 in 1998 and an additional $12,300,000 during the year ended December 31, 1999.

     Effective upon the Merger, Fin Sports became a co-obligor with Pac Title/Mirage with respect to certain debt owed to Safeguard totaling $13,325,000 at September 30, 1999. Effective December 30, 1999, Safeguard exchanged this debt plus $761,837 of accrued interest thereon for warrants to buy 3,997,500 shares of Common Stock. The warrants have a term of ten years at an exercise price of $.01 per share and are exercisable one year after the Merger, subject to certain early exercise events specified in the warrants. Safeguard loans to LifeF/X subsequent to September 30, 1999 have been assumed by PTM Productions, Inc., the buyer of our discontinued operation.

     Concurrent with the Merger, LifeF/X initiated a private placement offering to raise $18 million through the sale to certain investors of 6,000,000 units at $3.00 per unit, each unit consisting of: (i) one share of Common Stock and (ii) a warrant to purchase .01 share of Common Stock at $7.50 per share, exercisable within 18 months after purchase. The private placement was fully subscribed and we received all funds. At December 31, 1999 we or our escrow agent had received over $17,000,000. The first portion of the private placement closed in December 1999 and the second portion closed in February 2000.

     These proceeds were raised to fund continuing LifeF/X development, with primary emphasis on Internet applications of the technology. The funds raised in the private placement will be used for the continuing LifeF/X business. Safeguard has agreed to indemnify LifeF/X for liabilities associated with the non-LifeF/X operations and has committed to continue funding the non-LifeF/X operations. In addition to LifeF/X Internet development, the proceeds of the private placement will be used to fund product marketing and distribution, acquire management and support resources and build the infrastructure to facilitate future growth. The proceeds of the private placement have been and, until expended, will be invested in highly liquid short-term investments.

     LifeF/X has sold all of its non-LifeF/X assets to PTM Productions, Inc., an entity owned by the pre-Merger Pac Title/Mirage shareholders, in consideration for the assumption of liabilities (these assets and liabilities collectively, the "Discontinued Operation Assets and Liabilities"). The Discontinued Operation Assets and Liabilities consist of the assets and liabilities relating to non-LifeF/X operations, including certain leased and all owned real property, outstanding bank debt and all debt owed to Safeguard for loans made by Safeguard during the period between October 1, 1999 and the sale of these assets to, and the assumption of the related liabilities by, PTM Productions, Inc. See
Note 3 to Consolidated Financial Statements.


                                   Inflation

     We do not believe that inflation has had any material effect on our business over the past two years.


                                Year 2000 Issues

     The Year 2000 computer problem refers to the potential for system and processing failure of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To date, we have not experienced any Year 2000 issues with any of our internal systems or services, and we do not expect to experience any.


                        Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. We do not expect that adoption of SFAS No. 133 will have a material impact on our Consolidated Financial Statements as we currently do not hold any derivative financial instruments.


                 Risk Factors That May Affect Future Results

    The risks and uncertainties described below are not the only ones facing LifeF/X and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.

We have not yet completed or released any product based upon our
LifeF/X technology and may be unable to complete a commercially viable product.
-------------------------------------------------------------------------------

     All products we intend to introduce are currently in the research and development or planning phases. We might find it more difficult or complicated to complete development of these products than we now believe, resulting in delays or greater costs than we expect, or that we cannot make the products at a commercially viable price. Early stage ventures like LifeF/X have a high failure rate.

     We must develop or acquire text-to-speech software to complete our first product offerings, and may be unable to do so economically. Our technical personnel have much more experience with the imaging parts of our planned products than text-to-speech.


Our business would be seriously impaired if our
rights in the LifeF/X technology are compromised in any way.
------------------------------------------------------------

     We have one patent issued, one patent allowed but not yet issued and one patent pending with the United States Patent Office relating to computer graphics and motion capture technologies, but we do not own all of the LifeF/X technology. We license a portion of the LifeF/X technology from Auckland UniServices Limited. UniServices has not patented the source code for the LifeF/X technology. Therefore, we rely on non-disclosure, confidentiality and non-competition agreements with our employees to protect many of our rights in the LifeF/X technology. If these agreements are breached by our employees, it may be necessary for us to incur significant expenses to enforce our contractual rights and protect our rights in the LifeF/X technology. Our business plan and strategy are to commercialize the LifeF/X technology. Termination of our relationship with UniServices for any reason, termination of our exclusive rights to the LifeF/X technology (which could occur if we fail to make development fee payments or we disclose the LifeF/X technology to third parties without authorization) would result in serious harm to our business, financial position and results of operations.


Substantial competition may impair our ability to generate revenue.
-------------------------------------------------------------------

     The market for Internet avatar products is new, and we expect it to be competitive. An avatar is a computer-generated animated image which is used to guide and direct the user or to represent one or more users. The principal competitive products in the Internet avatar market include, but may not be limited to, Microsoft V-Chat 2.0, Microsoft Agent, Compaq's Faceworks, Haptek, Famous Tech, Blaxxun, Worlds Ultimate 3D Chat, Animatek International, Sven Technologies, Oz Ineractive, Simberon Avatars, NetSage, Boston Dynamics, Extempo, Virtual Human, Virtual Personalities, Virtual Celebrities, Radical Mail and Avatarme. In addition, there may be Internet avatar products and services being developed by competitors of which we are not aware.

     If the Internet avatar market becomes a viable market, we may not be able to establish or maintain a competitive position against current or potential competitors as they enter the market. Many of our current and potential competitors have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition, stronger market presence and longer operating histories than ours. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. We cannot assure that we will be able to compete in this market successfully.

     If the market for Internet avatars develops, we could face competitive pressures from new technologies or from modification of existing technologies. We may also face competition from a number of indirect competitors with substantial customer bases in the computer and other technical fields. Additionally, Internet portals and other Internet gatekeepers that control access to transactions could also promote our competitors or charge us substantial fees. Our competitors may also be acquired by, receive investments from, or enter into other commercial relationships with, larger, better-established and better-financed companies. We may be unable to compete successfully against current and potential competitors, and the competitive pressures we face could seriously harm our business.

     Our existing or potential competitors could reduce our market opportunity by establishing a first-mover advantage, even if achieved with inferior products. This could result in loss of market share, confusion in the marketplace or, if the early products fail to meet market expectations, such products could temporarily or permanently temper user enthusiasm for our product offerings. This could result in permanent inability for LifeF/X to successfully launch its products and require substantial expenditures of funds to differentiate LifeF/X from competitors.


We are dependent on our key personnel and also
need additional personnel to grow our business.
-----------------------------------------------

     Development of the LifeF/X technology is a highly technical endeavor. As a result, we depend on key technical personnel who combine specialized technical knowledge of photo-realistic 3D digital human animation with broad knowledge of the Internet.

     There are four key technical employees, the loss of any of whom would be a setback to our product development schedule, but would not be fatal to our long-term development efforts. Each of these key technical employees is under contract to LifeF/X and incentivized with stock options.

     Competition for qualified technical personnel is intense. Even though we have been able to acquire the necessary resources to date, we cannot assure that we can successfully locate, hire, assimilate and retain qualified key management personnel or that we will successfully assimilate newly hired employees. As a result, we may be unable to successfully attract, assimilate or retain qualified personnel. The failure to retain and attract the necessary personnel could seriously harm our business, financial condition and results of operations.

If we do not respond effectively to technological change, our products and service could become obsolete and our business would suffer.
-------------------------------------------------------------------------

     The development of our photo-realistic 3D digital human animation products and other technology entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our LifeF/X product offerings. The Internet and the electronic commerce industry are characterized by:

     .    rapid technological change;
     .    changes in user and customer requirements and preferences;
     . frequent introductions of new products and services embodying new technologies; and
     .    the emergence of new industry standards and practices.

     The evolving nature of the Internet could render our existing technology and systems obsolete. Our success will depend, in part, on our ability to:

     .   license or acquire leading technologies useful in our business;
     . develop new services and technology that will address the increasingly sophisticated and varied needs of our users; and
     . respond to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner.

     Future advances in technology may not be beneficial to, or compatible with, our business. Furthermore, we may not successfully use new technologies effectively or adapt our technology and systems to user requirements or emerging industry standards on a timely basis. Our ability to remain technologically competitive may require substantial expenditures and lead time. If we are unable to adapt in a timely manner to changing market conditions or user requirements, our business, financial condition and results of operations could be seriously harmed.


There is no market for digital photo-realistic
animation products and services and this market may not develop.
----------------------------------------------------------------

     A market for digital photo-realistic animation products and services has not yet developed, and its development is subject to substantial uncertainty. We cannot assure you that this market will ever develop. Our success will depend on commercial acceptance of our LifeF/X technology.

We have received no revenue from our LifeF/X technology, expect to incur losses in the future, and may never achieve profitability.
-------------------------------------------------------------------

     As of December 31, 1999, we had no sales from our continuing operations related to our LifeF/X technology. Our lack of revenue from exploitation of LifeF/X technology reflects our research and development focus and the unavailability of commercial products utilizing the LifeF/X technology. We do not expect to receive revenue until the second half of 2001. As a result, we will need to raise additional capital in the future. If we are unable to develop our products for their proposed applications, our business will suffer and our financial condition and results of operations will be seriously affected.


If we do not achieve brand recognition, our business will suffer.
-----------------------------------------------------------------

     We must quickly build our LifeF/X brand to gain market acceptance for our photo-realistic 3D digital animation products and services. We believe it is imperative to our long term success that we obtain significant Internet market share for our products and services before other competitors enter the Internet communication and entertainment media market. We have very limited experience conducting marketing campaigns for technology services, and we may fail to generate significant interest. We must make substantial expenditures on product development, strategic relationships and marketing initiatives in an effort to establish our brand awareness. We cannot be certain that we will have sufficient resources to build our brand and realize commercial acceptance of our products and services. If we fail to gain market acceptance for our photo-realistic 3D digital animation products and services, our business will suffer dramatically.


Our business plan requires that we partner with other
companies, and if we fail to partner cost-effectively in a
timely manner with successful partners, our business will suffer.
-----------------------------------------------------------------

     We will pursue strategic partnerships with new or complementary businesses to gain market acceptance for our technology, produce revenue and expand and develop our photo-realistic 3D digital animation product and services offerings. At present, we have no commitments or agreements with any strategic partner.
To the extent we pursue strategic partnerships with new or complementary businesses, we may not be able to expand our products or service offerings and related operations in a cost-effective or timely manner. We may experience increased costs, delays and diversions of management attention when commencing any new businesses or services. Furthermore, any new business or service we launch that is not favorably received or perceived by users could damage our reputation and brand name in the relevant markets. We also cannot be certain that we will generate satisfactory revenues from any expanded services or products to offset related costs. Any expansion of our operations may require additional expenses, and these efforts may strain our management, financial and operational resources.

If we cannot effectively manage our growth,
our ability to provide services will suffer.
--------------------------------------------

     Our reputation and our ability to attract, retain and serve our customers will depend upon the reliable performance of both our planned Web site and our infrastructure and systems. Furthermore, if we experience extensive interest in our photo-realistic 3D digital animation products and services, we may fail to meet the expectations of customers due to the strains this demand will place on our infrastructure and systems. We have a limited basis upon which to evaluate the capability of our systems or the interest our technology will generate. We anticipate that we will expand our operations significantly in the near future, and further expansion will be required to address the anticipated growth in our user base and market opportunities. To manage the expected operations and personnel growth, we will need to improve existing systems, procedures and controls and implement new ones. In addition, we will need to expand our technical, marketing, finance and administrative staff, and train and manage our increasing employee base. We may not be able to effectively manage this growth.


Our growth and operating results could be impaired
if we are unable to meet our future capital requirements.
---------------------------------------------------------

     We believe that our current cash balance will allow us to fund our operations for at least the next 12 months. However, we will require substantial working capital to fund our business and will need to raise additional capital. In approximately 10 months we plan to seek additional funding, in the form of equity or debt or a combination of equity and debt, to meet the cash requirements of our business. We cannot be certain that additional funds will be available when needed on satisfactory terms, if at all. Our future capital needs depend on many factors, including:

     .  the timing of our development efforts;
     .  market acceptance of our LifeF/X technology;
     . the level of promotion and advertising required to launch our services; . changes in technology; and
     .  unanticipated competitive factors.

     The various elements of our business and growth strategies, including our plans to fully support the commercial release of our photo-realistic 3D digital human animation products and services, our introduction of new products and services and our investments in infrastructure, will require additional capital. If we are unable to raise additional necessary capital in the future, we may be required to curtail our operations significantly or obtain funding through the relinquishment of significant technology or markets. Also, raising additional equity capital might have a dilutive effect on existing shareholders.

Personal relationships of key personnel are
important to LifeF/X's business and prospects.
----------------------------------------------

     Dr. Ian Hunter, one of our directors, is the brother of Peter Hunter, the leading developer of the licensed technology at the University of Auckland, where he is a professor. UniService acts as a licensing agent for the University of Auckland in this relationship. Our relationship with UniServices is critical to our business and prospects. We have an excellent working relationship with Ian Hunter, Peter Hunter and UniServices. This positive relationship is an asset to LifeF/X but, conversely, deterioration of the relationship between the brothers or our relationship with either of them could adversely impact us.


System and online security failures
could harm our business and operating results.
----------------------------------------------

     Download and sale of our planned LifeF/X product offerings from our planned Web site depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations will be vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, physical facility break-ins, earthquakes and similar events. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Any substantial interruption in any of our systems could result in the loss of data and could completely impair our ability to generate revenues from our planned product offerings.

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Anyone who circumvents our security measures could misappropriate confidential information or cause interruptions to our operations. We may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by any breach.



                 We face risks related to the Internet industry

The success of our business will depend on the continued
growth of the Internet and the acceptance by consumers of
the Internet as a medium for advertising, commerce and communications.
----------------------------------------------------------------------

     Our success depends, in part, on widespread acceptance and use of the Internet as a medium for advertising, commerce and communications. This practice is at an early stage of development, and long-term market acceptance is uncertain. We cannot predict the extent to which users will be willing to shift their habits from traditional media to online media. For LifeF/X to be successful, our users must accept and utilize electronic commerce to satisfy their product needs. Our future revenues and profits, if any, substantially depend upon our target users' acceptance and use of the Internet and other online services as effective media of commerce.

     The Internet may not become a viable long-term commercial marketplace, due to potentially inadequate development of the necessary network infrastructure, delayed development of enabling technologies and performance improvements, or other factors. The commercial acceptance and use of the Internet may not continue to develop at historical rates. Our business, financial condition and results of operations would be seriously harmed if:

     . use of the Internet and other online services does not continue to increase or increases more slowly than expected;
     . the infrastructure for the Internet and other online services does not effectively support future expansion of electronic commerce;
     .  concerns over security and privacy inhibit the growth of the Internet;
        or
     . the Internet and online services do not become viable commercial marketplaces.

Our operating results could be impaired if we become
subject to burdensome government regulation and legal uncertainties.
--------------------------------------------------------------------

     We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted with respect to the Internet, relating to:

     .  user privacy;
     .  pricing;
     .  content;
     .  copyrights;
     .  trade regulation;
     .  distribution; and
     .  characteristics and quality of products and services.

     The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many issues, including property ownership, export of specialized technology, sales tax, libel and personal privacy. Our business, financial condition and results of operations could be seriously harmed by any new legislation or regulation. Furthermore, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services, could also harm our business.

     We plan to offer our LifeF/X product offerings over the Internet in multiple states and foreign countries. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Other states and foreign countries may also attempt to regulate our business or prosecute us for violations of their laws. Further, we might unintentionally violate the laws of foreign jurisdictions. These claims and attempted regulations could seriously harm our business, financial condition and results of operations.

Certain provisions of Nevada law could
delay, defer or prevent a change in control.
--------------------------------------------

     LifeF/X is subject to the anti-takeover provisions of Sections 784.438 through 784.444 of the Nevada Corporation Law ("NCL"), which will prohibit us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, and potentially for a further period, unless the business combination is approved in a prescribed manner under the NCL.
These provisions of Nevada law could have the effect of delaying, deferring or preventing a change in control of LifeF/X.

Item 7.  Financial Statements
-----------------------------

    The financial statements required by Item 7 of Form 10-KSB are incorporated herein by reference to Exhibit 99.1.


                        LIFEF/X, INC. AND SUBSIDIARY
                  Index to Consolidated Financial Statements

                                                              Exhibit
                                                                99.1
                                                               Page #
                                                              -------

    Independent Auditors' Report................................F-2

    Consolidated Balance Sheets.................................F-3

    Consolidated Statements of Operations.......................F-4

    Consolidated Statements of Shareholders' Equity.............F-5

    Consolidated Statements of Cash Flows.......................F-6

    Notes to Consolidated Financial Statements..................F-7

Item 8.   Changes in and Disagreements with
          Accountants on Accounting and Financial Disclosure
------------------------------------------------------------


     Mantyla, McReynolds & Associates (Mantyla), Salt Lake City, Utah, served as the independent public accountants for Fin Sports up until the Merger. KPMG served as the independent public accountants for Pac Title/Mirage. Effective December 14, 1999, the date of the Merger, we dismissed Mantyla as our independent accountants, and engaged KPMG, the then-current independent public accountants for Pac Title/Mirage, as our new independent accountants. The dismissal of Mantyla and the retention of KPMG was approved by our Board of Directors.

     Prior to the engagement of KPMG, neither we nor anyone on our behalf consulted with KPMG regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might by rendered on LifeF/X's financial statements.

     Mantyla audited Fin Sports' financial statements for the years ended December 31, 1997 and 1998. Mantyla's report for such periods did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles except as to Fin Sports' ability to continue as a going concern.

     During the period from January 1, 1999 to December 14, 1999 and the years ended December 31, 1997 and 1998, there were no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mantyla, would have caused such firm to make reference to the subject matter of the disagreements in connection with its reports on Fin Sports' financial statements. In addition, there were no such events as described under Item 304 of Regulation S-B during the fiscal years ended December 31, 1997 and 1998 and the subsequent interim periods through December 14, 1999.

     Mantyla furnished Fin Sports with a letter dated December 7, 1999 addressed to the Securities and Exchange Commission stating there were no disagreements between Mantyla and Fin Sports, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. A copy of Mantyla's letter is incorporated by reference to Exhibit 16.1 to Form 8-K filed by LifeF/X, Inc. on December 15, 1999.

                                PART III
                                --------

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons;  Compliance With Section 16(a) of the Exchange Act
---------------------------------------------------------------------

     The following table sets forth the names and ages of all of our directors and executive officers as of March 15, 2000. All directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are appointed to serve until the first board of directors meeting following the annual meeting of shareholders.


         Name                                  Age                  Position
         ----                                  ---                  --------
Michael Rosenblatt                             49                   Chairman and Co-President
Lucille S. Salhany                             53                   Chief Executive Officer,
                                                                    Co-President and Director
Richard A. Guttendorf, Jr.                     58                   Chief Financial Officer,
                                                                    Secretary and Director
Ian Hunter                                     47                   Director
Robert Verratti                                56                   Director
Stephen J. Andriole                            50                   Director
Serge Lafontaine                               50                   Lifef/x Networks, Inc.'s
                                                                    Chief Technology Officer


Background and Experience

     Michael Rosenblatt. Mr. Rosenblatt became Co-President and Chairman of LifeF/X upon the Merger. Mr. Rosenblatt served as Vice Chairman and director of Pac Title/Mirage from October 1998 until the Merger and served as Co-President and director of Pac Title/Mirage from 1997 to October 1998. Since 1995 he has been President of Mirage Technologies, Inc., the general partner of Mirage Technologies L.P. which, together with Safeguard and Robert Verratti, formed Pac Title/Mirage in October 1997. In 1974 Mr. Rosenblatt also founded Atlantic Entertainment Group, Inc., which became one of the largest privately held motion picture production and distribution companies in the United States. Mr. Rosenblatt is also a member of the Executive Branch of the Motion Picture Academy of Arts and Science.

     Lucille S. Salhany. Ms. Salhany became Chief Executive Officer, Co-President and a director of LifeF/X upon the Merger. Ms. Salhany was President of JH Media, Ltd., an advisory company with offices in Boston and Los Angeles, from 1997 until December 1999. From 1994 through 1997, Ms. Salhany was President and CEO of the United Paramount Network (UPN) and currently serves on the UPN operating committee. Previously Ms. Salhany was Chairman of the FOX Broadcasting Company, Chairman of Twentieth Television and a member of the FOX, Inc. Board of Directors. Ms. Salhany guided the network's expansion from four to seven nights of programming and was instrumental in Fox's acquisition of the broadcast rights to the NFL. Prior to that Ms. Salhany was President, Paramount Domestic Television. Ms. Salhany serves on the boards of directors of Compaq Computer Corporation, B.R.A. Corporation of Boston, Emerson College and iMedium, Inc.

     Richard A. Guttendorf, Jr. Mr. Guttendorf became Chief Financial Officer, Secretary and a director of LifeF/X upon the Merger. Mr. Guttendorf has been a director of Pac Title/Mirage since November 1997 and served as its Chairman and Chief Executive Officer from October 1998 until the Merger. From September 1996 to date Mr. Guttendorf has been a Vice President of Safeguard. Mr. Guttendorf was previously Chief Executive Officer of Laser Communications, Inc. (LCI), a leading manufacturer of short haul, laser optic wireless communications equipment. Prior to LCI, he was Chief Financial Officer of InterDigital Communications Corporation, a manufacturer and licensor of digital wireless telephone equipment and was Chief Financial Officer of Atlantic Financial, an $8 billion financial institution.

     Dr. Ian Hunter. Dr. Hunter became a director of LifeF/X upon the Merger. Dr. Hunter has been a consultant to LifeF/X since January 4, 2000. Dr. Hunter was Director of Research and Development of Pac Title/Mirage from October 1997 until the Merger. Dr. Hunter has been a Professor of Mechanical Engineering and Bio-Engineering at the Massachusetts Institute of Technology since 1994.

     Robert Verratti. Mr. Verratti became a director of LifeF/X upon the Merger. Mr. Verratti served as Chief Executive Officer and Chairman of the Board of Pac Title/Mirage from 1997 to October 1998. Since 1980, Mr. Verratti has been the President of Charlestown Investments, Ltd., a company specializing in investments in companies in turnaround or undervalued situations. Mr. Verratti is also a venture partner and consultant to the Chairman of Safeguard and TL Ventures. Mr. Verratti serves on the boards of directors of Webvision, Inc., and Lockstream.com.

     Dr. Stephen J. Andriole. Dr. Andriole became a director of LifeF/X on March 15, 2000. Since October 1997, Dr. Andriole has been Senior Vice President and Chief Technology Officer of Safeguard, where he is responsible for the overall strategic vision of Safeguard through the identification of technology and market trends. From March 1995 to October 1997, Dr. Andriole was Chief Technology Officer and Senior Vice President for Technology Strategy at CIGNA Corporation. Dr. Andriole serves on the boards of directors of US Data; aligne, Inc.; iMedium, Inc.; Integrated Visions, Inc.; the Ben Franklin Technology Center of Southeastern Pennsylvania; Broadreach Consulting, Inc.; and STORM Systems.

     Dr. Serge Lafontaine. Dr. Lafontaine became the Chief Technology Officer of LifeF/X upon the Merger. From October 1997 until the Merger, he was Co-Director of Research of Pac Title/Mirage and Assistant Director of Research of Mirage. Dr. Lafontaine has been a post-doctoral fellow in mechanical engineering at the Massachusetts Institute of Technology (MIT) since 1999, and was previously a post-doctoral associate in mechanical engineering at MIT from 1997 to 1999. Since 1998 Dr. Lafontaine has been a partner of Advanced Instrumentation Systems, which builds instrumentation for drug discovery. From 1997 to 1998, Dr. Lafontaine was also a partner of BOMEC, which conducts research in conducting polymers. From 1994 through 1997, Dr. Lafontaine was a visiting research scientist at MIT.

Item 10.  Executive Compensation
--------------------------------

      The following information is furnished for the named persons for the years ended December 31, 1999 and December 31, 1998, and is based upon the Executive Officers of LifeF/X and its operating predecessor, Pac Title/Mirage.


                                             SUMMARY COMPENSATION TABLE
=====================================================================================================================
                                       Annual Compensation                  Long Term Compensation Awards
----------------------------------    ----------------------     ----------------------------------------------------
   Name and Principal       Year       Salary         Bonus        Restricted          Securities         All Other
       Position                          ($)           ($)        Stock Awards         Underlying        Compensation
                                                                                     Options/SAR(#)
---------------------------------------------------------------------------------------------------------------------
Lucille S. Salhany           1999      30,769 (1)       --              --               1,952,459             --
  Chief Executive            1998        --             --              --                   --                --
   Officer and
   Co-President
---------------------------------------------------------------------------------------------------------------------
Michael Rosenblatt           1999      73,769 (2)       --              --               1,911,511             --
  Chairman of the Board      1998      51,000           --              --                   --                --
   and Co-President
---------------------------------------------------------------------------------------------------------------------
Richard A. Guttendorf,       1999        --   (4)       --              --                   --                --
 Jr.                         1998        --   (4)       --              --                   --                --
  Chief Financial
   Officer, Secretary
   and Director
---------------------------------------------------------------------------------------------------------------------
Robert Verratti              1999        --             --              --                  50,001             --
                             1998     150,631 (3)       --              --                   --                --
---------------------------------------------------------------------------------------------------------------------
Serge Lafontaine             1999      15,385 (1)       --              --                 301,541             --
  Chief Technology           1998        --             --              --                   --                --
   Officer, LifeF/X
   Networks, Inc.
---------------------------------------------------------------------------------------------------------------------
(1)  Covers the period for December 1999, the month of the Merger.
(2)  Represents $50,000 paid through Pac Title/Mirage and $23,769 for December 1999, the month of the Merger.
(3)  Represents compensation as Chairman and CEO of Pac Title/Mirage.
(4)  Mr. Guttendorf is a Vice President of Safeguard Scientifics, Inc. and is compensated by that entity for his services, including services provided to LifeF/X.
=====================================================================================================================
                                       29

               1999 Option Grants: 1999 Long-Term Incentive Plan

     Pac Title/Mirage had a stock option plan (the 1997 Compensation Plan) which provided for the grant to Pac Title/Mirage employees of incentive stock options and for the grant of nonstatutory stock options, stock awards or restricted stock to Pac Title/Mirage employees, directors and consultants. Effective upon the Merger, this stock option plan was terminated and LifeF/X adopted the Lifef/x, Inc. 1999 Long-Term Incentive Plan (the New Plan) with terms substantially similar to those of the 1997 Compensation Plan. The New Plan reserves up to 7,981,850 shares of LifeF/X Common Stock for issuance under the New Plan. 2,452,475 of the shares reserved for issuance under the New Plan are subject to shareholder approval of the modifications to the New Plan approved by the board of directors of LifeF/X on March 14, 2000. Following the adoption of the New Plan, LifeF/X assumed the obligations of outstanding options granted to Pac Title/Mirage employees under the 1997 Compensation Plan.

     These outstanding option obligations included an option grant to Lucille Salhany (the Chief Executive Officer, Co-President and a director of LifeF/X) for 1,952,459 shares of Common Stock (after adjusting for the conversion from Pac Title/Mirage shares to LifeF/X Common Stock shares). The options are exercisable at $1.50 per share (as adjusted). 20% of the options vested at the date of grant and the balance of the options vest on a quarterly basis over two years.

     For financial reporting purposes, LifeF/X has recorded deferred stock compensation of $2,928,689 during the year ended December 31, 1999, representing the difference between the exercise price and the fair value of LifeF/X's
Common Stock on the grant date. This amount is being amortized by a charge to operations ratably over the two year vesting period. Such amortization expense amounted to $656,541 for the year ended December 31, 1999. In addition, LifeF/X recognized $25,950 of compensation expense for options granted to a non-employee, representing the fair value of the options on the grant date.

     In addition, in connection with the Merger, LifeF/X granted options to various employees, subject to vesting schedules. Under the New Plan, the strike price for nonstatutory stock option grants must be at least 85% of fair market value on the grant date. Outstanding options under the New Plan vest pursuant to vesting schedules established by the Compensation Committee and expire on or before the tenth anniversary of the grant date, subject to early termination in accordance with the New Plan.

     The following table presents information concerning individual grants of stock options made during 1999 to each of the executive officers and directors of LifeF/X.

                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                            Number of       Percent of                   Market
                           Securities     Total Options/                Value on
                           Underlying      SARs Granted     Exercise     Date of
                          Options/SARs     To Employees       Price       Grant     Expiration
                           Granted (#)    in Fiscal Year    ($/Share)   ($/Share)      Date
                          -------------   ---------------   ---------   ---------   ----------
Lucille S. Salhany           1,952,459         40.8%           $1.50       $3.00    12/09/2009
Michael Rosenblatt           1,911,511         39.9%           $3.00       $3.00    12/14/2009
Richard A. Guttendorf, Jr.          --           --               --          --            --
Ian Hunter                          --           --               --          --            --
Robert Verratti                 50,001          1.0%           $3.00       $3.00    12/14/2009
Serge Lafontaine               301,541          6.3%           $3.00       $3.00    12/14/2009

     In 1998 Mr. Verratti was granted options to acquire 174,999 shares at $.91 per share (as adjusted for the conversion of Pac Title/Mirage shares to LifeF/X shares upon the Merger). No options were exercised by officers in 1998 or 1999.

                             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                        AND FY-END OPTION/SAR VALUES

                                                       Number of Securities          Value of Unexercised
                                                      Underlying Unexercised             In-the-Money
                                                          Options/SARs at               Options/SARs at
                            Shares                     December 31, 1999 (#)        December 31, 1999 (#)(1)
                          Acquired on     Value     ---------------------------   ---------------------------
Name                      Exercise (#)   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
----                     -------------  ---------   -----------   -------------   -----------   -------------
Lucille S. Salhany           --            --           437,694       1,514,765    $7,878,492     $27,265,770
Michael Rosenblatt           --            --           234,295       1,677,216    $3,865,868     $27,674,064
Richard A. Guttendorf, Jr.   --            --             --              --           --              --
Ian Hunter                   --            --             --              --           --              --
Robert Verratti              --            --           174,999          50,001    $3,252,531     $   825,017
Serge Lafontaine             --            --            60,309         241,232    $  995,099     $ 3,980,328

     (1) Market value of underlying securities at December 31, 1999 ($19.50 per share), less the exercise price. The values in the last two columns have not been, and may never be, realized by the officers. Actual gains, if any, on option exercises will depend on the value of LifeF/X's Common Stock on the date of exercise.


Employment Agreements

               Summary of Lucille Salhany's Employment Agreement

     Ms. Salhany serves as our Chief Executive Officer and Co-President under an employment agreement with a term of two years which commenced on December 1, 1999. Under the terms of her employment, Ms. Salhany's annual base compensation is $400,000. She is entitled to annual consideration for a bonus based on her personal performance and the performance of LifeF/X. Ms. Salhany has the option to purchase 1,952,459 shares of LifeF/X Common Stock subject to the terms and conditions of LifeF/X's 1999 Long-Term Incentive Plan. Ms. Salhany's right to purchase twenty percent of these shares vested on grant and her right to purchase the balance will vest in equal quarterly installments over a two year period until fully vested. In the event Ms. Salhany's employment terminates due to her death, permanent disability or because she has breached her fiduciary duty, engaged in any action constituting fraud, embezzlement or theft, is found guilty of or pleads guilty or nolo contendere to a felony or misdemeanor involving moral turpitude which results in material harm to LifeF/X, is grossly neglectful in performing or willfully refuses to perform her duties, or materially fails or refuses to comply with any valid and legal directive of the board of directors, she shall receive only such portion of her base salary and vacation (if any) which may have accrued but remained unpaid prior to her termination. If Ms. Salhany's employment is terminated by LifeF/X for any other reason, she would receive as severance compensation her full base salary for the unexpired period of the term of her employment, in addition to accrued but unpaid salary and vacation.

              Summary of Michael Rosenblatt's Employment Agreement

     Mr. Rosenblatt serves as our Chairman of the Board of Directors and as Co-President under an employment agreement with a term of two years which commenced on December 1, 1999. Under the terms of his employment, Mr.Rosenblatt's annual base compensation is $335,000. He is entitled to annual consideration for a bonus based on his personal performance and the performance of LifeF/X. Mr. Rosenblatt has the option to purchase 1,952,459 shares of LifeF/X Common Stock subject to the terms and conditions of LifeF/X's 1999 Long-Term Incentive Plan. Mr. Rosenblatt's right to purchase twenty percent of these shares vested on grant and his right to purchase the balance will vest in equal quarterly installments over a two year period until fully vested. In the event Mr. Rosenblatt's employment terminates due to his death, permanent disability or because he has breached his fiduciary duty, engaged in any action constituting fraud, embezzlement or theft, is found guilty of or pleads guilty or nolo contendere to a felony or misdemeanor involving moral turpitude which results in material harm to LifeF/X, is grossly neglectful in performing or willfully refuses to perform his duties, or materially fails or refuses to comply with any valid and legal directive of the board of directors, he shall receive only such portion of his base salary and vacation (if any) which may have accrued but remained unpaid prior to his termination. If Mr. Rosenblatt's employment is terminated by LifeF/X for any other reason, he would receive as severance compensation his full base salary for the unexpired period of the term of his employment, in addition to any accrued but unpaid salary and vacation.

               Summary of Serge Lafontaine's Employment Agreement

     Dr. Lafontaine serves as our Chief Technology Officer under an employment agreement with a term of two years which commenced on December 1, 1999. Under the terms of his employment, Dr. Lafontaine's annual base compensation is $250,000. He is entitled to annual consideration for a bonus based on his personal performance and the performance of LifeF/X. Dr. Lafontaine has the option to purchase 400,491 shares of LifeF/X Common Stock subject to the terms and conditions of LifeF/X's 1999 Long-Term Incentive Plan. Dr. Lafontaine's right to purchase twenty percent of these shares vested on grant and his right to purchase the balance will vest in equal quarterly installments over a two year period until fully vested. In the event Dr. Lafontaine's employment terminates due to his death, permanent disability or because he has breached his fiduciary duty, engaged in any action constituting fraud, embezzlement or theft, is found guilty of or pleads guilty or nolo contendere to a felony or misdemeanor involving moral turpitude which results in material harm to LifeF/X, is grossly neglectful in performing or willfully refuses to perform his duties, or materially fails or refuses to comply with any valid and legal directive of the board of directors, he shall receive only such portion of his base salary and vacation (if any) which may have accrued but remained unpaid prior to his termination. If Dr. Lafontaine's employment is terminated by LifeF/X for any other reason, he shall receive as severance compensation his full base salary for the unexpired period of the term of his employment, in addition to any accrued but unpaid salary and vacation.

Director Compensation

     Directors do not receive compensation for services provided as a director or for participation on any committee of the Board of Directors.

Limitation on Liability and Indemnification Matters

     Our Articles of Incorporation limit the liability of directors to the maximum extent permitted by Nevada law. In addition, our bylaws require us to indemnify our directors and officers, and allow us to indemnify our other employees and agents to the fullest extent permitted by law. At present, there is no pending litigation or proceeding involving any director, officer, employee or agent where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling LifeF/X pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.




              COMPLIANCE WITH SECTION 16(a) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

    Executive officers, directors and ten percent or more beneficial owners of the Company are required to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission pursuant to
Section 16(a) of the Securities Exchange Act of 1934. The Company has reviewed such reports received by it and believes that, except as specified below, all of its executive officers, directors and ten percent or more beneficial owners of the Company complied with all applicable Section 16(a) filing requirements during the fiscal year ended December 31, 1999.

    Form 3's - Initial Statement of Beneficial Ownership of Securities, were filed late for Lucille S. Salhany, Michael Rosenblatt, Richard A. Guttendorf Jr., Stephen Andriole and Robert Verratti. Form 3's were not filed for Ian Hunter and Serge Lafontaine. The individuals are in the process of preparing and filing the required information on Form 3. Safeguard, a ten percent beneficial owner, did not file Form 3 or Form 5.

    Form 3's were filed late for the following officers of Fin Sports: Duane S. Jenson, Wayne Bassham, Kent Faulkner and Todd Albiston.

    Form 4's - Statement of Changes in Beneficial Ownership, were filed late for Michael Rosenblatt and Mirage Technologies LP.

    Form 5's - Annual Statement of Change in Beneficial Ownership, for the fiscal year ended December 31, 1999 were not filed for Michael Rosenblatt, Ian Hunter and Serge Lafontaine. The individuals are in the process of preparing and filing the required information on Form 5.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table sets forth certain information as of March 17, 2000 with respect to the beneficial ownership of our Common Stock of each of our directors, each of our executive officers and all of our executive officers and directors as a group and the percentage of our Common Stock so owned. We are not aware of any other beneficial owner of more than 5% of the outstanding shares of Common Stock.

     As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated. The address of those individuals for which an address is not otherwise indicated is: 153 Needham Street, Building One, Newton, Massachusetts 02164.

                                                                     Number of                Percentage
                                                                       Shares                 of Total(1)
                                                                     ---------                -----------
Directors and Officers
----------------------
Michael Rosenblatt.....................................             2,561,591 (2)(3)              13.1%
Lucille S. Salhany.....................................               585,738 (4)                  3.0%
Richard A. Guttendorf, Jr..............................                40,000 (5)                  0.2%
Dr. Ian Hunter.........................................             1,935,885 (6)                 10.2%
Robert Verratti........................................               524,997 (7)                  2.7%
Dr. Stephen J. Andriole................................                30,000                      0.2%
Dr. Serge Lafontaine...................................             2,046,137 (8)                 10.7%
All Directors and Executive
Officers (7 persons)...................................             7,724,348 (9)                 37.8%

5% or More Beneficial Ownership
-------------------------------
Safeguard Scientifics, Inc.............................             2,361,594 (10)                12.4%
435 Devon Park Drive
Wayne, PA 19087

Michael MacCloskey.....................................               967,856 (11)                 5.1%
2847 Thomas Avenue
Dallas, Texas 75204

______________
(1) The percentages of shares held assume that options and warrants held by the particular individual, if any, have been exercised, and no others.

(2) Michael Rosenblatt is the record holder of 1,731,272 shares and has the right to acquire 585,738 shares within 60 days pursuant to options granted under the 1999 Long-Term Incentive Plan described under "Executive Compensation."

(3) Michael Rosenblatt's indirect beneficial ownership is as follows: (a) 167,501 shares representing his 29.3% ownership in Mirage Technologies LP (which owns 571,872 shares), (b) 43,750 shares owned by Mirage Technologies, Inc. (a company 100% owned by Mr. Rosenblatt) and, (c) 33,330 shares owned by family members. 546,872 of the shares held by Mirage Technologies LP are pledged to Safeguard Scientifics, Inc. as collateral for a $1,500,000 loan from Safeguard to Mirage Technologies LP.

(4) Lucille Salhany has the right to acquire 585,738 shares within 60 days pursuant to options granted under the 1999 Long-Term Incentive Plan described under "Executive Compensation."

(5) Richard Guttendorf, Jr.'s indirect beneficial ownership represents 40,000 shares owned by family and family trusts.

(6) Ian Hunter is the record holder of 1,774,102 shares and has an indirect beneficial ownership interest in 161,783 shares representing his 28.3% ownership in Mirage Technologies LP (which owns 571,872 shares).

(7) Robert Verratti is the record holder of 349,998 shares and has the right to acquire 174,999 shares within 60 days pursuant to options granted under the 1999 Long-Term Incentive Plan described under "Executive Compensation."

(8) Serge Lafontaine is the record holder of 1,774,102 shares and has the right to acquire 110,252 shares within 60 days pursuant to options granted under the 1999 Long-Term Incentive Plan described under "Executive Compensation." In addition, he has an indirect beneficial ownership interest in 161,783 shares representing his 28.3% ownership in Mirage Technologies LP (which owns 571,872 shares).

(9) The number of shares shown as beneficially owned by all directors and executive officers as a group includes stock options under which the named officers and directors have the right to acquire 1,456,727 shares within 60 days.

(10) Safeguard Scientifics, Inc. is the record holder of 2,358,261 shares and has the right to acquire 3,333 shares within 60 days through the exercise of warrants.

(11) Michael MacCloskey is the record holder of 887,051 shares and has an indirect beneficial ownership interest in 80,805 shares representing his 14.1% ownership in Mirage Technologies LP (which owns 571,872 shares).

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

UniServices License

     We license a portion of the LifeF/X technology from Auckland UniServices Limited under a licensing agreement effective November 1, 1997. Under the UniServices licensing agreement, we have an exclusive, worldwide, perpetual license from UniServices to use their continuum modeling technology in commercial applications, excluding professional medical, engineering and scientific applications. License and development fees under the license agreement with Auckland UniServices Limited are $500,000 per year through November 2002 and $200,000 per year thereafter. Ian Hunter, one of our directors, is the brother of Peter Hunter, the leading developer of the licensed technology at the University of Auckland, where he is a professor. UniServices acts as a licensing agent for the University of Auckland in this relationship. Ian Hunter receives none of the fees paid by LifeF/X to UniServices.


Ian Hunter Consulting Agreement

     Dr. Ian Hunter serves as a technical and engineering consultant to LifeF/X under a consulting agreement with a term of one year which commenced on January 4, 2000. Under the terms of his consulting agreement, Dr. Hunter's compensation is $150,000.


Sale of Assets of Discontinued Operation to Company Owned by Pre-Merger Pac Title/Mirage Shareholders and Related Indemnification Agreements

     On March 20, 2000, we sold all of the assets of our discontinued operation to PTM Productions, Inc., an entity owned by the pre-Merger Pac Title/Mirage shareholders. Owners of PTM Productions, Inc. include our Chairman and Co-President Michael Rosenblatt (11.31%), our director Ian Hunter (11.31%), Safeguard Scientifics (59%), our director Robert Verratti (2%) and our Chief Technology Officer Serge Lafontaine (11.31%). The sales price consisted of the buyer's assumption of all of the liabilities of the discontinued operation. On the date of the sale, the value of our liabilities assumed by PTM Productions exceeded the value of the assets it acquired from us by assuming those liabilities. As part of this sale, we transferred all of our bank debt to PTM Productions. Safeguard has agreed to fully indemnify us against all losses and liabilities relating to or arising from the bank debt and PTM Productions and Safeguard have agreed to indemnify us related to the assets purchased and the liabilities assumed.

Safeguard Administrative Services Agreement

     On October 31, 1997, Pac Title/Mirage entered into an administrative services agreement with Safeguard effective January 1, 1998 that provided for a monthly fee to Safeguard of 1.5% of net revenues subject to minimum annual payments of $100,000 and maximum annual payments of $600,000. This agreement has an initial term through December 31, 2002 and continues thereafter unless terminated by either party. The agreement has been renegotiated to provide for a minimum annual payment of $50,000 for the year 2000, and will revert to the above schedule thereafter. The agreement will terminate early if LifeF/X is sold. The total amount owed to Safeguard of $535,692 as of December 31, 1999 was one of the liabilities assumed by PTM Productions in connection with its purchase of the discontinued operation, while all amounts accruing under the contract after December 31, 1999 will be paid by LifeF/X.


Mirage Administrative Services Agreement

     In October 1997 Pac Title/Mirage entered into an administrative services support agreement with Mirage Technologies L.P., an entity partially owned by our Chairman and Co-President Michael Rosenblatt (29%), our director Ian Hunter (29%) and our Chief Technology Officer Serge Lafontaine (29%) that provided for a fee of $25,000 per month beginning November 1997. The agreement would have expired on the earlier of October 31, 2002 or six months after a sale of the Company. The agreement was cancelled on March 8, 2000 and Mirage agreed to forgive the accrued management fee of $445,000.

Item 13.   Exhibits and Reports on Form 8-K
-------------------------------------------

  (a).   Exhibits


         EXHIBIT
         NUMBER       DESCRIPTION
         -------      -----------
          2.1          Agreement and Plan of Merger by and among Fin Sports
                       U.S.A., Inc., PTM Acquisition Corp. and Pacific
                       Title/Mirage, Inc. dated December 14, 1999 (incorporated
                       by reference to Form 8-K filed by Lifef/x, Inc. on
                       December 15, 1999)

          3.1          Articles of Incorporation of Lifef/x, Inc. (2)

          3.2 Certificate of Amendment to the Articles of Incorporation of Fin Sports U.S.A., Inc. dated February 4, 1995 (2)

          3.3 Certificate of Amendment to the Articles of Incorporation of Fin Sports U.S.A., Inc. dated September 25, 1995 (2)

          3.4          Bylaws of Lifef/x, Inc. (2)

          3.5          Amendment to Bylaws of Fin Sports U.S.A., Inc. (1)

          4.1          Registration Rights Agreement Dated December 14, 1999 (1)

          4.2          Fin Sports U.S.A., Inc. Subscription Agreement (1)

         10.1          Employment Agreement dated December 1, 1999 re:  Serge
                       LaFontaine (1)

         10.2          Employment Agreement dated December 1, 1999 re: Michael
                       Rosenblatt (1)

         10.3          Employment Agreement dated December 1, 1999 re:  Lucille
                       Salhany (1)

         10.4          Consulting Agreement dated January 4, 2000 re:  Ian
                       Hunter (1)

         10.5          Lifef/x, Inc. 1999 Long Term Incentive Plan including
                       Amendment (1)

         10.6          Technologies License, Development, Consulting and
                       Collaboration Agreement between Auckland UniServices
                       Limited and Pacific Title/Mirage, Inc. effective as of November 1, 1997 (confidential treatment applied for)

         10.7          Indemnification Agreement dated December 14, 1999 (1)

         10.8          Security Agreement dated March 20, 2000 (1)

         10.9          Assignment and Assumption Agreement dated December 14,
                       1999 (1)

         10.10 General Bill of Sale, Assignment and Assumption Agreement dated March 20, 2000 (1)

         10.11         Software License Agreement dated March 20, 2000 (1)

         10.12         Indemnification Agreement dated December 14, 1999 re:
                       Robert Verratti (1)

         10.13         Lock-Up/Leak-Out Agreement dated December 14, 1999 (1)

         10.14         Massachusetts Office Lease dated March 16, 2000 (1)

         10.15 Master Lease dated July 25, 1967 covering the office space leased to Lifef/x, Inc. by the sublessor pursuant to Exhibit 10.14 (2)

         16.1 Letter of Mantyla McReynolds, a Professional Corporation dated December 7, 1999 (incorporated by reference to Form 8-K filed by Lifef/x, Inc. on December 15, 1999)

         21.1          Subsidiaries of Registrant (2)

         27.1          Financial Data Schedule (2)

         99.1          Lifef/x, Inc. and Subsidary Consolidated Financial
                       Statements for the Fiscal Years Ended December 31,
                       1999 and 1998 and Independent Auditors' Report (2)

         ----------------
         (1) Incorporated by reference to Form SB-2 filed by Lifef/x, Inc. on March 21, 2000.
         (2)  Filed herewith.

  (b).    Reports on Form 8-K

           A Form 8-K was filed on December 15, 1999 to report the acquisition on December 14, 1999 of Pacific Title/Mirage, Inc. by Fin
           Sports U.S.A., Inc. This was amended by the filing of Form 8-K/A on February 29, 2000 and Form 8-K/A, Amendment No. 1, on March 2, 2000 to provide the financial statements of the acquired business as required by Form 8-K.

                                 SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LIFEF/X, INC.
                                             -------------

                                             /s/  Michael Rosenblatt
                                             -------------------------
                                             Michael Rosenblatt
                                             Chairman of the Board
                                             and Co-President
                                             March 28, 2000


                                             /s/  Lucille S. Salhany
                                             -----------------------
                                             Lucille S. Salhany
                                             Co-President and Chief
                                             Executive Officer
                                             March 28, 2000


                                             /s/  Richard A. Guttendorf, Jr.
                                             -------------------------------
                                             Richard A. Guttendorf, Jr.
                                             Chief Financial Officer
                                             and Secretary
                                             March 27, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Michael Rosenblatt                      /s/  Lucille S. Salhany
----------------------------                 ---------------------------
Michael Rosenblatt, Chairman of              Lucille S. Salhany, Co-President,
the Board and Co-President                   Chief Executive Officer and Director
March 28, 2000                               March 28, 2000


/s/  Richard A. Guttendorf, Jr.              /s/  Ian Hunter
-------------------------------              --------------------
Richard A. Guttendorf, Jr., Chief            Ian Hunter, Director
Financial Officer, Secretary and             March 28, 2000
Director
March 27, 2000


/s/  Robert Verratti                         /s/  Stephen Andriole
--------------------------                   --------------------------
Robert Verratti, Director                    Stephen Andriole, Director
March 28, 2000                               March 22, 2000