Form 10QSB
period 2000-03-31
LIFEF X INC
filed 2000-05-15
CIK 1072914

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                           _________________

                              FORM 10-QSB

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                  Commission File Number 333-32934
                           _________________

                              LIFEF/X, INC.
    (Exact Name of Small Business Issuer as Specified in its Charter)

                NEVADA                                84-1385529
       (State of Incorporation)          (I.R.S. Employer Identification No.)

  153 NEEDHAM STREET, BUILDING ONE, NEWTON, MASSACHUSETTS             02464
      (Address of Principal Executive Offices)                     (Zip Code)

      Issuer's Telephone Number       (617) 964-4200
                            _________________

    Check whether the issuer (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
    requirements for the past 90 days.    Yes [ X ]   No [ ]


    As of May 1, 2000, there were 19,010,946 Common Shares of Lifef/x, Inc. outstanding.


     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                             LIFEF/X, INC.
                             FORM 10-QSB
                   FOR THE QUARTER ENDED MARCH 31, 2000
                          TABLE OF CONTENTS


                                                                      Page
                                                                      ----
Part I - Financial Information
------------------------------
  Item 1.      Financial Statements..................................   1

  Item 2.      Management's Discussion and
               Analysis or Plan of Operation.........................   9


Part II - Other Information
---------------------------

  Item 1.      Legal Proceedings.....................................  13

  Item 4.      Submission of Matters to
               a Vote of Security Holders............................  13

  Item 6.      Exhibits and Reports on Form 8-K......................  13


               Signatures............................................  14


                                     LIFEF/X, INC. AND SUBSIDIARY

                                    (A Development Stage Company)

                                     Consolidated Balance Sheets

                                                                      December 31,       March 31,
                         Assets                                          1999              2000
                                                                    ----------------  ----------------
                                                                                         (Unaudited)
Current assets:
    Cash and cash equivalents                                       $   7,778,040           15,430,917
    Restricted cash from stock subscriptions                            9,051,000                   --
    Other receivables                                                      17,249               12,442
    Prepaid expenses                                                      175,000              134,891
                                                                    -------------          -----------
              Total current assets                                     17,021,289           15,578,250

Property, plant and equipment                                                  --              331,165
Other assets                                                                   --              246,250
Net assets of discontinued operation - long-term                        4,451,701                   --
                                                                    -------------          -----------
                                                                    $  21,472,990           16,155,665
                                                                    =============          ===========

              Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                           $     864,123            1,032,178
    Accounts payable to PTM Productions, Inc.                                  --              565,311
    Net liabilities of discontinued operation - current                 9,598,372                   --
                                                                    -------------          -----------
              Total current liabilities                                10,462,495            1,597,489

Other long-term liabilities                                               357,250              322,699
                                                                    -------------          -----------
                                                                       10,819,745            1,920,188
                                                                    -------------          -----------

Shareholders' equity:
    Common stock, $.001 par value.  Authorized 100,000,000
       shares: issued and outstanding 19,010,946 shares (2000)
       and 18,999,917 shares (1999)                                        18,992               19,011
    Additional paid-in capital                                         52,635,250           57,071,258
    Common stock subscribed                                              (579,000)                  --
    Deferred compensation related to stock options                     (2,272,148)          (1,979,279)
    Deficit accumulated during development stage                      (39,149,849)         (40,875,513)
                                                                    -------------          -----------
              Total shareholders' equity                               10,653,245           14,235,477
                                                                    -------------          -----------
                                                                    $  21,472,990           16,155,665
                                                                    =============          ===========

See accompanying notes to consolidated financial statements.

                                     LIFEF/X, INC. AND SUBSIDIARY

                                    (A Development Stage Company)

                                Consolidated Statements of Operations

                                                      Three months ended March 31,
                                                    ---------------------------------
                                                         1999              2000
                                                   ----------------  ----------------
                                                              (Unaudited)

Revenue                                              $         --               --
                                                   ----------------  ----------------

Operating costs and expenses:
    General and administrative                             53,919        1,242,970
    Research and development                              311,948          677,717
                                                      -----------      -----------
              Total operating costs and expenses          365,867        1,920,687
                                                      -----------      -----------
              Loss from operations                       (365,867)      (1,920,687)

Interest expense - other                                    6,464           12,274
Interest expense - warrants issued in
    connection with debt conversion                            72               --
Interest income                                                --         (209,353)
                                                      -----------      -----------
              Loss from continuing operations
                 before income tax expense               (372,403)      (1,723,608)

Income tax expense                                            800            2,056
                                                      -----------      -----------
              Loss from continuing operations            (373,203)      (1,725,664)

Discontinued operation:
    Loss on discontinued operation                     (3,002,332)              --
    Loss on disposal                                  (17,549,874)              --
                                                      -----------      -----------
              Net loss                              $ (20,925,409)      (1,725,664)
                                                      ===========      ===========

Net loss per common share on a basic
     and diluted basis:
       Continuing operations                         $      (1.07)           (0.09)
       Discontinued operation                              (58.70)              --
                                                      -----------      -----------
                                                     $     (59.77)           (0.09)
                                                      ===========      ===========

Weighted average common shares outstanding                350,107       19,000,127
                                                      ===========      ===========

See accompanying notes to consolidated financial statements.

                         LIFEF/X, INC. AND SUBSIDIARY

                         (A Development Stage Company)

                Consolidated Statements of Shareholders' Equity

                                 (Unaudited)

                                                             Pacific Title / Mirage, Inc. Preferred Stock
                                                   ---------------------------------------------------------------------
                                                               Series A                            Series B
                                                   ---------------------------------   ---------------------------------
                                                       Shares            Amount            Shares            Amount
                                                   ---------------   ---------------   ---------------   ---------------
Balance at January 1, 1999                               8,000,000   $            --         7,680,000   $     7,996,799
Issuance of stock warrants                                      --                --                --                --
Issuance of stock warrants                                      --                --                --                --
Conversion of PTM Preferred and common
    stock into LifeF/X common stock and
    warrants upon Merger                                (8,000,000)               --        (7,680,000)       (7,996,799)
Deferred compensation - stock options                           --                --                --                --
Vesting of stock options issued
    as compensation                                             --                --                --                --
Issuance of shares - private placement
    offering                                                    --                --                --                --
Private placement offering costs                                --                --                --                --
Common stock subscribed                                         --                --                --                --
Net loss                                                        --                --                --                --
                                                   ---------------   ---------------   ---------------   ---------------
Balance at December 31, 1999                                    --                --                --                --
Exercise of stock options                                       --                --                --                --
Completion of stock subscriptons                                --                --                --                --
Vesting of stock options issued
    as compensation                                             --                --                --                --
Increase in capital on transfer of
    assets and liabilities to PTM
    Productions, Inc.                                           --                --                --                --
Net loss                                                        --                --                --                --
                                                   ---------------   ---------------   ---------------   ---------------
Balance at March 31, 2000                                       --   $            --                --    $           --
                                                   ===============   ===============   ===============   ===============

                                                      Pacific Title / Mirage, Inc.             LifeF/X, Inc.
                                                             common stock                       common stock
                                                   --------------------------------   ---------------------------------
                                                      Shares            Amount            Shares            Amount
                                                   --------------   ---------------   ---------------   ---------------
Balance at January 1, 1999                                320,100   $         3,201                --   $            --
Issuance of stock warrants                                     --                --                --                --
Issuance of stock warrants                                     --                --                --                --
Conversion of PTM Preferred and common
    stock into LifeF/X common stock and
    warrants upon Merger                                 (320,100)           (3,201)       12,960,750            12,601
Deferred compensation - stock options                          --                --                --                --
Vesting of stock options issued
    as compensation                                            --                --                --                --
Issuance of shares - private placement
    offering                                                   --                --         6,000,000             6,000
Private placement offering costs                               --                --            39,167               391
Common stock subscribed                                        --                --                --                --
Net loss                                                       --                --                --                --
                                                   --------------   ---------------   ---------------   ---------------
Balance at December 31, 1999                                   --                --        18,999,917            18,992
Private placement offering costs                               --                --                --                --
Exercise of stock options                                      --                --            11,029                19
Completion of stock subscriptons                               --                --                --
Vesting of stock options issued
    as compensation                                            --                --                --                --
Increase in capital on transfer of
    assets and liabilities to PTM
    Productions, Inc.                                          --                --                --                --
Net loss                                                       --                --                --                --
                                                   --------------   ---------------   ---------------   ---------------
Balance at March 31, 2000                                      --   $            --        19,010,946   $        19,011
                                                   ==============   ===============   ===============   ===============

                                                                                       Deferred
                                                                      Common         compensation                         Total
                                                   Additional          stock          related to       Accumulated     shareholders'
                                                paid-in capital     subscribed      stock options        deficit          equity
                                                ---------------   ---------------   ---------------   ---------------  -----------
Balance at January 1, 1999                                6,000                --                --        (6,533,074)   1,472,926
Issuance of stock warrants                            1,462,383                --                                  --    1,462,383
Issuance of stock warrants                           23,389,176                --                --                --   23,389,176
Conversion of PTM Preferred and common
    stock into LifeF/X common stock and
    warrants upon Merger                              7,987,399                --                --                --           --
Deferred compensation - stock options                 2,928,689                --        (2,928,689)               --           --
Vesting of stock options issued
    as compensation                                      25,950                --           656,541                --      682,491
Issuance of shares - private placement
    offering                                         17,994,000                --                --                --   18,000,000
Private placement offering costs                     (1,158,347)               --                --                --   (1,157,956)
Common stock subscribed                                      --          (579,000)               --                --     (579,000)
Net loss                                                     --                --                --       (32,616,775) (32,616,775)
                                                 --------------   ---------------   ---------------   ---------------  -----------
Balance at December 31, 1999                         52,635,250          (579,000)       (2,272,148)      (39,149,849)  10,653,245
Private placement offering costs                       (236,984)                --                --                --    (236,984)
Exercise of stock options                                 9,981                --                --                --       10,000
Completion of stock subscriptions                            --           579,000                --                --      579,000
Vesting of stock options issued
    as compensation                                     958,144                --           292,869                --    1,251,013
Increase in capital on transfer of
    assets and liabilities to PTM
    Productions, Inc.                                 3,704,867                --                --                --    3,704,867
Net loss for the period                                      --                --                --        (1,725,664)  (1,725,664)
                                                 --------------   ---------------   ---------------   ---------------  -----------
Balance at March 31, 2000                            57,071,258                --        (1,979,279)      (40,875,513)  14,235,477
                                                 ==============   ===============   ===============   ===============  ===========

See accompanying notes to consolidated financial statements.

                         LIFEF/X, INC. AND SUBSIDIARY

                         (A Development Stage Company)

                     Consolidated Statements of Cash Flows

                                                                Three months ended March 31,
                                                               -------------------------------
                                                                    1999              2000
                                                               -------------     -------------
                                                                         (Unaudited)
Cash flows from operating activities:
 Net loss                                                      $ (20,925,409)       (1,725,664)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation expense                                                 --             6,410
     Loss on disposal                                             17,549,874                --
     Noncash interest expense - warrants issued in
      connection with loans                                               72                --
     Noncash compensation expense - stock options                         --           292,869
     Changes in operating assets and liabilities:
      Other receivables, prepaid expenses
       and other assets                                                   --          (201,334)
      Accounts payable, accrued expenses and
       other long-term liabilities                                    22,503           698,815
                                                                -------------     -------------
          Net cash (used in) operating activities                 (3,352,960)         (928,904)
                                                               -------------     -------------

Cash flows from investing activities:
 Purchases of property, plant and equipment                               --          (337,575)
                                                               -------------     -------------
          Net cash (used in) investing activities                         --          (337,575)
                                                               -------------     -------------

Cash flows from financing activities:
 Proceeds from note payable to related party                       3,900,000                --
 Proceeds from sale of stock through private placement
  related to common stock subscribed                                      --           579,000
 Restricted cash from stock subscriptions                                 --         9,051,000
 Proceeds from exercise of stock options                                  --            10,000
 Net cash (used in) financing activities -
  discontinued operation                                            (547,040)         (720,644)
                                                               -------------     -------------
          Net cash provided by financing activities                3,352,960         8,919,356
                                                               -------------     -------------

          Net increase in cash and cash equivalents                       --         7,652,877

Cash and cash equivalents at beginning of period                          --         7,778,040
                                                               -------------     -------------
Cash and cash equivalents at end of period                     $          --        15,430,917
                                                               =============     =============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest, including discontinued operation                   $     183,455           189,212
  Income taxes                                                            --             2,506
                                                               =============     =============

Supplemental disclosure of noncash financing activities:
 Transfer of assets and liabilities of discontinued
  operation to PTM Productions, Inc., net                      $          --         3,704,867
                                                               =============     =============

See accompanying notes to consolidated financial statements.

                          LIFEF/X, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                  Notes to Consolidated Financial Statements

              For the three months ended March 31, 2000 and 1999

                                 (Unaudited)

     Basis of Presentation

     The information furnished is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Reference should be made to the Notes to the Consolidated Financial Statements in the 1999 Form 10-KSB filed by Lifef/x, Inc. for a further discussion of accounting policies and other significant matters.

(1)  Summary of Significant Accounting Policies

     (a)  Organization and Description of Business

          On December 14, 1999, Fin Sports U.S.A., Inc. (Fin Sports) completed a transaction (the Merger), whereby Fin Sports acquired all of the outstanding capital stock of Pacific Title/Mirage, Inc. (Pac Title/Mirage) through the merger of a wholly owned subsidiary of Fin Sports, with and into Pac Title/Mirage, with Pac Title/Mirage as the surviving corporation. In connection with the Merger, Fin Sports changed its name to Lifef/x, Inc. (LifeF/X or the Company) and Pac Title/Mirage changed its name to Lifef/x Networks, Inc. For a detailed discussion of this transaction, refer to note 2 - Acquisition of Pacific Title/Mirage, Inc. by Fin Sports U.S.A., Inc.

          LifeF/X, Inc. and its wholly-owned subsidiary, LifeF/X Networks, Inc. have been engaged in the following operations: (1) the development of LifeF/X technology, and (2) the non-LifeF/X operations, which provides film title, credits, special effects, digital effects and related services to the motion picture and television industry.

          The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to developing technology. Planned principal operations have commenced, but have not produced LifeF/X technology revenue to date.

          The Company's inception was June 1, 1997 when development of LifeF/X technology commenced, and the Company was formally incorporated on September 11, 1997.

          The Company has incurred losses from its inception (June 1, 1997) to date. During this period, Safeguard Scientifics, Inc. (Safeguard), which owned approximately 49% of Pac Title/Mirage, loaned the Company significant amounts to support the operations of the business and to finance capital expenditures. In March 1999, Pac Title/Mirage's
          Board of Directors decided to concentrate the Company's efforts on LifeF/X development, with primary emphasis on Internet applications and, initiated steps to dispose of the remaining non-LifeF/X operations, intending to reduce cash outflows from the non-LifeF/X operations and to reduce or eliminate Pac Title/Mirage's bank debt. The LifeF/X technology development is continuing as the primary business of LifeF/X. Therefore, the non-LifeF/X operations have been reflected as a discontinued operation in the accompanying consolidated financial statements for all periods presented. Refer to note 3 - Discontinued Operation and Spin Off Transaction.


     (b)  Earnings (Loss) per Share

          Basic earnings (loss) per share is computed by dividing net income
          (loss) available to common shareholders by the weighted average number of common shares outstanding during the period in accordance with SFAS No. 128, "Earnings Per Share." Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to APB Opinion No. 15.

          There were 741,013 and 5,737,460 common stock options outstanding at March 31, 1999 and 2000, respectively, and 27,951,312 warrants to purchase shares of common stock at March 31, 2000 which were not included in the computation of diluted loss per share because the impact would have been antidilutive.


(2)  Acquisition of Pacific Title/Mirage, Inc.
     by Fin Sports U.S.A., Inc.

     On December 14, 1999, Fin Sports U.S.A., Inc. acquired all of the outstanding capital stock of Pac Title/Mirage through the merger of a wholly owned subsidiary of Fin Sports with and into Pac Title/Mirage, with Pac Title/Mirage as the surviving corporation. Since the shareholders of Pac Title/Mirage received the majority voting interests in the combined company, Pac Title/Mirage is the acquiring enterprise for financial reporting purposes. The transaction was recorded as a reverse acquisition using the purchase method of accounting whereby equity of Pac Title/Mirage was adjusted for the fair value of the acquired tangible net assets of the wholly owned subsidiary of Fin Sports.

     Because Pac Title/Mirage was the acquirer for accounting purposes, the operating results for the period January 1, 1999 through the date of the transaction, December 14, 1999, reflect those of Pac Title/Mirage, not Fin Sports. Operating results thereafter reflect the combined operations of Pac Title/Mirage and Fin Sports.

     The operating results reflected in the accompanying consolidated financial statements do not include Fin Sport's operating activities prior to December 14, 1999, the date of the Merger. The following summarized pro forma information assumes the Merger occurred on January 1, 1999.



                                                         Quarter ended
                                                            March 31,
                                                              1999
                                                      -------------------
       Revenue                                        $            --
       Loss from continuing operations                       (374,600)
       Loss per share from continuing operations                 (.03)
       Weighted average shares outstanding                 12,999,917


(3)  Discontinued Operation and Spin Off Transaction

     On March 20, 2000, the Company sold all of its non-LifeF/X assets and liabilities (collectively, the "Spin Off Assets and Liabilities") to PTM Productions, Inc. (PTM Productions), an entity owned by the pre-Merger Pac Title/Mirage stockholders. The Spin Off Assets and Liabilities consisted primarily of the assets and liabilities relating to Pac Title/Mirage's Optical Division, Scanning and Recording Division and now defunct Digital Division, including: certain leased and owned real property, outstanding bank debt and certain debt owed to Safeguard for loans made by Safeguard to Pac Title/Mirage during the period between October 1, 1999 and the consummation of the spin off transaction (the Post September 30 Debt).

     Neither the Company nor its stockholders will be entitled to any beneficial interest in the Spin Off Assets and Liabilities. At the date of the spin off transaction, the liabilities of the non-LifeF/X operations exceeded the assets of the non-LifeF/X operations by $3,704,867 and, as a result, the Company recorded an increase to additional paid-in capital to reflect that the liabilities assumed by PTM Productions exceeded the net assets transferred to PTM Productions.

     In connection with the spin off transaction, the Company obtained consents from a number of third parties, including its bank lender, which holds a lien covering all of its assets, including the LifeF/X technology. Assets relating to the LifeF/X technology were released in conjunction with the spin off. As part of the spin off transaction, the Company transferred this bank debt to PTM Productions and Safeguard has agreed to indemnify the Company from and against any and all losses and liabilities relating to or arising from the bank debt. In addition, in connection with the spin off transaction, PTM Productions and Safeguard have provided certain indemnities to the Company for the Spin Off Assets and Liabilities. In consideration for the Safeguard indemnification, subject to any senior liens, Safeguard has been granted a security interest in the Spin Off Assets and Liabilities and will be entitled to any excess operating proceeds or sale proceeds from the Spin Off Assets and Liabilities to secure repayment of the Post September 30 Debt and reimbursement of indemnification amounts paid by Safeguard to the Company.

     In addition to the Safeguard indemnity described above, Safeguard will indemnify the Company for shortfalls in the day-to-day operating expenses of the Optical and Scanning and Recording Divisions under contracts and other arrangements entered into in the ordinary course of business of such Divisions, but not for claims, losses or liabilities outside the ordinary course of the day-to-day operations of these Divisions or any other unusual claims or liabilities including, without limitation, any disputes, litigation or other proceedings whether arising under contracts or other arrangements entered into in the ordinary course or otherwise, claims by present or former employees and claims relating to any sale or transfer (whether or not consummated) of any or all of the Spin Off Assets and Liabilities.

     Neither PTM Productions nor Safeguard will indemnify the Company for any losses or liabilities relating to any Spin Off Assets and Liabilities to the extent they are actually used in the LifeF/X business.

     As discussed in note 1 - Summary of Significant Accounting Policies, the Company's Board of Directors decided to dispose of the non-LifeF/X operations in March 1999 and the Company has accounted for the non-LifeF/X operations as a discontinued operation.

     The operating loss incurred by the discontinued operation during the period from January 1, 2000 to March 20, 2000 was $1,839,500. This amount was applied to the "Accrued liability for estimated operating losses of discontinued operation for remaining disposal period" established in the year ended December 31, 1999.

     At March 31, 2000, the consolidated balance sheet reflects a $565,311 payable to PTM Productions by LifeF/X. This represents disbursements by PTM Productions for LifeF/X payroll and other operating expenses that were reimbursed by LifeF/X subsequent to March 31, 2000.


(4)  Other Long-term Liabilities

     Other long-term liabilities of $322,699 represents the long-term portion of accrued severance payable to a former executive. This is payable quarterly over three years beginning in March 2000. At March 31, 2000, the current portion included in accrued liabilities amounted to $156,366.

(5)  Stock Options

     During the quarter ended March 31, 2000 the Company's Board of Directors accelerated the vesting of certain stock options held by employees of the discontinued operation that are no longer LifeF/X employees after the date of the spin-off. This modification of terms and the increase in the intrinsic value of these stock options resulted in expense of $812,745. In addition, the Company extended the exercise period for stock options held by a former employee of the discontinued operation. This modification of terms resulted in an expense of $145,399. These items, which totaled $958,188, were provided for in the "Accrued liability for estimated operating losses of the discontinued operation" established in the year ended December 31, 1999 and were included in the loss of the discontinued operation applied to that account in the quarter ended March 31, 2000, with an offsetting increase in additional paid-in capital.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------


     The following discussion should be read with the consolidated financial statements and the related notes. Certain statements that are not related to historical results, including statements regarding LifeF/X's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), and involve risks and uncertainties. Although management believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-QSB are qualified in their entirety by this statement.


Background - Merger Transaction and Sale of Non-LifeF/X Technology Assets

     On December 14, 1999, Fin Sports acquired all of the outstanding capital stock of Pac Title/Mirage as a result of the merger of a newly-formed subsidiary of Fin Sports into Pac Title/Mirage, which was the surviving corporation. Fin Sports was formed in 1987 and was involved in the manufacture and marketing of sports equipment. From September 1993 until the December 14, 1999 merger, Fin Sports had no active business operations.

     Since the shareholders of Pac Title/Mirage received the majority voting interests in the combined company, Pac Title/Mirage is the acquiring enterprise for financial reporting purposes. Because Pac Title/Mirage was the acquirer for accounting purposes, the financial statements presented are those of Pac Title/Mirage, not Fin Sports. Following the merger, the corporate name of Fin Sports was changed to Lifef/x, Inc. and Pac Title/Mirage changed its name to Lifef/x Networks, Inc. Lifef/x Networks, Inc. is a wholly-owned subsidiary of Lifef/x, Inc.

     Pac Title/Mirage was formed in 1997 as the combination of the LifeF/X technology that was contributed by Mirage Technologies LP and an optical 2D and restoration business that was acquired from Pacific Title and Art Studio, a post production company founded in 1918. From Pac Title/Mirage's formation until the merger, Pac Title/Mirage operated primarily as a visual effects company providing services to the U.S. film and television entertainment industry. Its operations consisted of four activities: LifeF/X technology development; optical 2D effects and film restoration; film scanning and recording services; and digital effects. Because of the combined effects of unfavorable market conditions in the film entertainment industry and continued operating losses, the digital effects division was closed in early 1999. The LifeF/X technology development is continuing as the primary business of LifeF/X.

     Pac Title/Mirage incurred losses from its inception. Safeguard Scientifics, Inc. which owned approximately 49% of Pac Title/Mirage, loaned Pac Title/Mirage significant amounts to support the operations of the business and to finance capital expenditures. In March 1999, Pac Title/Mirage's Board of Directors decided to concentrate Pac Title/Mirage's efforts on LifeF/X development, with primary emphasis on Internet applications and, initiated steps to dispose of the remaining non-LifeF/X operations, intending to reduce cash outflows from the non-LifeF/X operations and to reduce or eliminate Pac Title/Mirage's bank debt. Therefore, the non-LifeF/X operations have been reflected as a discontinued operation in the accompanying consolidated financial statements for all periods presented.

     In March 2000, LifeF/X sold its remaining non-LifeF/X operations, which consisted of optical 2D film and restoration and scanning and recording services, to PTM Productions, Inc. PTM Productions, Inc. is owned by the pre-merger Pac Title/Mirage shareholders. This sale included a transfer of all liabilities associated with the discontinued operation, incluing all debt. As a result, LifeF/X is presently debt-free, other than accounts payable and accrued expenses. In addition, Safeguard has fully indemnified LifeF/X against all liabilities associated with the discontinued operation.


Results of Operations

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

     Revenue - All of our products are currently in the research and development or planning stages and there have been no sales from the LifeF/X technology through March 31, 2000, and we do not expect any revenue until 2001.

     General and administrative expenses - General and administrative expenses were $1,242,970 for the quarter ended March 31, 2000 compared to $53,919 for the quarter ended March 31, 1999, an increase of $1,189,051. This increase is primarily due to the following items:

     (1) In December 1999, LifeF/X recorded deferred stock compensation of $2,928,689 on stock options issued to an officer. This amount is being amortized ratably as options vest over the two year vesting period of the options. The related expense recorded in the quarter ended March 31, 2000 and included in general and administrative expenses was $292,869.

     (2) Administrative salaries and wages increased by $209,000 for the quarter ended March 31, 2000 over the comparable period last year as a result of the increased number of employees.

     (3) Professional services were $510,000 higher than the same period of 1999 due to significant legal and audit expenses relating to the registration of LifeF/X Common Stock and other filings, plus general corporate matters relating to corporate organization.

     Research and development expenses -   Research and development expenses
were $677,717 for the quarter ended March 31, 2000 compared to $311,948 for the quarter ended March 31, 1999, an increase of $365,769.
Research and development consists of costs related to LifeF/X development activities. Salaries and wages, related personnel benefits and outside consultants expenses for the LifeF/X development personnel included in research and development were $494,000 for the quarter ended March 31, 2000 compared to $179,000 for the quarter ended March 31, 1999, an increase of $315,000. This reflects increased full-time research and development personnel and consulting staff, primarily at LifeF/X's Boston office, over the comparable period of last year.

     LifeF/X has an exclusive, world-wide, perpetual license agreement with Auckland UniServices Limited for the continuum modeling technology that is used in LifeF/X development. Recurring license and development fees paid under the agreement included in research and development costs were $125,000 for the quarter ended March 31, 1999 and $112,500 for the quarter ended March 31, 2000.

     Results for the quarter ended March 31, 2000 include interest income of $209,353. This interest income relates to the proceeds from the private placement offering that are being held in highly liquid short-term investments.

     Discontinued operation - In March 1999, Pac Title/Mirage's Board of Directors decided to concentrate on LifeF/X development and initiated steps to dispose of non-LifeF/X operations. Results from the discontinued operation for the quarter ended March 31, 1999 consist of the following:
(1) An operating loss on discontinued operation prior to the measurement date (March 31, 1999) of $3,002,332 (which includes a $1,400,000 impairment loss on long-lived assets), and (2) a $17,549,874 provision for loss on disposal of discontinued operation for the following: an $11,949,874 reserve for estimated operating losses on discontinued operation from the measurement date through the estimated remaining disposal period and an estimated loss on disposal of $5,600,000.


Liquidity and Capital Resources

     On March 20, 2000, LifeF/X sold its non-LifeF/X assets, which consisted of film title and special effects services, to PTM Productions, Inc., an entity owned by the pre-Merger Pac Title/Mirage shareholders. The sale included a transfer of all liabilities associated with the discontinued operation, including all debt. As a result, LifeF/X is presently debt-free, other than accounts payable and accrued expenses. In addition, Safeguard has fully indemnified LifeF/X against all liabilities associated with the discontinued operation. See note 3 to the accompanying consolidated financial statements. Historically, our revenues have been solely related to our discontinued operation.

     We expect the cash balances of $15.4 million at March 31, 2000 will be adequate to satisfy our cash requirements for our operations in the year 2000 and the first quarter of 2001.

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

     Net cash used in operating activities was $929,000 for three months ended March 31, 2000. This use was primarily due to the net loss for the period, partially offset by a non-cash expense of $293,000 relating to stock options and a $699,000 increase in accounts payable and accrued liabilities. Net cash used in operating activities for the comparable period of the prior year was $3.4 million. This was primarily due to the $20.9 million net loss for the period, partially offset by non-cash expense of $17.5 million to provide for an estimated loss on disposal of discontinued business. $3.0 million of the $3.4 million net cash used for the period related to the operating loss of the discontinued operation for the period.

     Net cash used in investing activities was $338,000 for the three months ended March 31, 2000 representing purchases of plant and equipment. No cash was used in investing activities for the comparable period of the prior year by LifeF/X.

     Net cash provided by financing activities for the three months ended March 31, 2000 was $8.9 million. This primarily represents the receipt of proceeds of $9.1 million from the sale of stock through private placement that were held in escrow at December 31, 1999. Net cash provided by financing activities for the comparable period of the prior year were $3.4 million, primarily representing proceeds from loans from Safeguard.

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

                      PART II - OTHER INFORMATION
                      ---------------------------


Item 1.  Legal Proceedings
--------------------------

     The Company was not involved in any material claims or legal proceedings, nor has it been involved in any such proceedings that have had or may have a significant effect on its financial position.



Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended March 31, 2000.



Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
  (a).    Exhibit 21.1 - Subsidiaries

          Exhibit 27.1 - Financial Data Schedule



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

                                             LIFEF/X, INC.
                                             -------------

                                             /s/  Michael Rosenblatt
                                             -------------------------
                                             Michael Rosenblatt
                                             Chairman of the Board
                                             and Co-President
                                             May 15, 2000


                                             /s/  Lucille S. Salhany
                                             -----------------------
                                             Lucille S. Salhany
                                             Co-President and Chief
                                             Executive Officer
                                             May 15, 2000


                                             /s/  Richard A. Guttendorf, Jr.
                                             -------------------------------
                                             Richard A. Guttendorf, Jr.
                                             Chief Financial Officer
                                             and Secretary
                                             May 15, 2000