Form 10QSB
period 2000-06-30
LIFEF X INC
filed 2000-08-14
CIK 1072914

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               _________________

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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
                               _________________

 Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
 requirements for the past 90 days.    Yes [X]   No [ ]


 As of July 1, 2000, there were 19,197,830 Common Shares of Lifef/x, Inc. outstanding.


 Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                 LIFEF/X, INC.
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 2000
                               TABLE OF CONTENTS



                                                                      Page
                                                                      ----
Part I - Financial Information
------------------------------
Item 1.      Consolidated Financial Statements.......................  1

Item 2.      Management's Discussion and
             Analysis or Plan of Operation............................ 11

Part II - Other Information
---------------------------

Item 1.      Legal Proceedings.......................................  20

Item 4.      Submission of Matters to
             a Vote of Security Holders..............................  20

Item 6.      Exhibits and Reports on Form 8-K........................  20


             Signatures..............................................  21

                         LIFEF/X, INC. AND SUBSIDIARY

                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                                                      June 30,      December 31,
                                                                        2000            1999
                                                                    ------------    ------------
                       Assets                                                (Unaudited)
Current assets:
    Cash and cash equivalents                                       $ 12,457,651       7,778,040
    Restricted cash from stock subscriptions                                  --       9,051,000
    Other receivables                                                     90,284          17,249
    Prepaid expenses                                                      90,840         175,000
                                                                    ------------    ------------
              Total current assets                                    12,638,775      17,021,289

Property, plant and equipment (net)                                      908,007              --
Other assets                                                             221,410              --
Net assets of discontinued operation - long-term                              --       4,451,701
                                                                    ------------    ------------
                                                                    $ 13,768,192      21,472,990
                                                                    ============    ============

              Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                           $  1,269,758         864,123
    Net liabilities of discontinued operation - current                       --       9,598,372
                                                                    ------------    ------------
              Total current liabilities                                1,269,758      10,462,495

Other long-term liabilities                                              280,363         357,250
                                                                    ------------    ------------
                                                                       1,550,121      10,819,745
                                                                    ------------    ------------

Shareholders' equity:
    Common stock, $.001 par value.  Authorized 100,000,000
       shares: issued and outstanding 19,197,830 shares (2000)
       and 18,999,917 shares (1999)                                       19,198          18,992
    Additional paid-in capital                                        57,288,120      52,635,250
    Common stock subscribed                                                   --        (579,000)
    Deferred compensation related to stock options                    (1,686,410)     (2,272,148)
    Deficit accumulated during development stage                     (43,402,837)    (39,149,849)
                                                                    ------------    ------------
              Total shareholders' equity                              12,218,071      10,653,245
                                                                    ------------    ------------
                                                                    $ 13,768,192    $ 21,472,990
                                                                    ============    ============

See accompanying notes to consolidated financial statements.

                         LIFEF/X, INC. AND SUBSIDIARY

                         (A Development Stage Company)

                     Consolidated Statements of Operations

                                                                 Three months ended June 30,         Six months ended June 30,
                                                                 -------------------------------------------------------------
                                                                      2000            1999            2000            1999
                                                                  ------------    ------------    ------------    ------------
                                                                        (Unaudited)                       (Unaudited)

Revenue                                                           $         --              --    $         --              --
                                                                  ------------    ------------    ------------    ------------
 Operating costs and expenses:
 General and administrative                                          1,583,890          46,908       2,826,860        100,827
 Research and development                                            1,143,124         407,639       1,820,841        719,587
                                                                  ------------    ------------    ------------    ------------
    Total operating costs and expenses                               2,727,014         454,547       4,647,701        820,414
                                                                  ------------    ------------    ------------    ------------
    Loss from operations                                            (2,727,014)       (454,547)     (4,647,701)      (820,414)

Other income                                                            (3,250)             --          (3,250)            --
Interest expense - other                                                12,394           7,306          24,668         13,770
Interest expense - warrants issued in
 connection with debt conversion                                            --         246,171              --        246,243
Interest income                                                       (211,334)                       (420,687)             --
                                                                  ------------    ------------    ------------    ------------
    Loss from continuing operations
     before income tax expense                                      (2,524,824)       (708,024)     (4,248,432)     (1,080,427)

Income tax expense                                                       2,500              --           4,556             800
                                                                  ------------    ------------    ------------    ------------
    Loss from continuing operations                                 (2,527,324)       (708,024)     (4,252,988)     (1,081,227)

Discontinued operation:
 Loss on discontinued operation                                             --              --              --      (3,002,332)
 Loss on disposal                                                           --              --              --     (17,549,874)
                                                                  ------------    ------------    ------------    ------------
    Net loss                                                       $(2,527,324)       (708,024)    $(4,252,988)    (21,633,433)
                                                                  ============    ============     ===========    ============

Net loss per common share on a basic
  and diluted basis:
   Continuing operations                                           $      (.13)          (2.02)    $      (.22)          (3.09)
   Discontinued operation                                                   --              --              --          (58.70)
                                                                  ------------    ------------    ------------    ------------
                                                                   $      (.13)          (2.02)    $      (.22)         (61.79)
                                                                   ===========    ============    ============    ============

Weighted average common shares outstanding                          19,168,582         350,107      19,084,355         350,107
                                                                   ===========    ============    ============    ============

See accompanying notes to consolidated financial statements.

                         LIFEF/X, INC. AND SUBSIDIARY

                         (A Development Stage Company)

                Consolidated Statements of Shareholders' Equity

                                  (Unaudited)

                                                 Pacific Title / Mirage, Inc. Preferred Stock
                                         ---------------------------------------------------------------
                                                  Series A                           Series B
                                         ---------------------------        ----------------------------
                                            Shares         Amount              Shares          Amount
                                         -----------     -----------        -----------     ------------

Balance at January 1, 1999                 8,000,000     $        --          7,680,000      $ 7,996,799
Issuance of stock warrants                        --              --                 --               --
Issuance of stock warrants                        --              --                 --               --
Conversion of PTM Preferred and common
 stock into LifeF/X common stock and
 warrants upon Merger                     (8,000,000)             --         (7,680,000)      (7,996,799)
Deferred compensation - stock options             --              --                 --               --
Vesting of stock options issued
 as compensation                                  --              --                 --               --
Issuance of shares - private placement
 offering                                         --              --                 --               --
Private placement offering costs                  --              --                 --               --
Common stock subscribed                           --              --                 --               --
Net loss                                          --              --                 --               --
                                         -----------     -----------        -----------     ------------
Balance at December 31, 1999                      --              --                 --               --
Exercise of stock options                         --              --                 --               --
Completion of stock subscriptons                  --              --                 --               --
Vesting of stock options issued
 as compensation                                  --              --                 --               --
Increase in capital on transfer of
 assets and liabilities to PTM
 Productions, Inc.                                --              --                 --               --
Net loss                                          --              --                 --               --
                                         -----------     -----------        -----------     ------------
Balance at June 30, 2000                          --      $       --                 --      $        --
                                         ===========     ===========        ===========     ============


                                         Pacific Title / Mirage, Inc.               Lifef/x, Inc.
                                                common stock                        common stock
                                         ---------------------------        ----------------------------
                                            Shares         Amount              Shares          Amount
                                         -----------     -----------        -----------     ------------
Balance at January 1, 1999                   320,100     $     3,201                 --      $        --
Issuance of stock warrants                        --              --                 --               --
Issuance of stock warrants                        --              --                 --               --
Conversion of PTM Preferred and common
 stock into LifeF/X common stock and
 warrants upon Merger                       (320,100)         (3,201)         12,960,750          12,601
Deferred compensation - stock options             --              --                 --               --
Vesting of stock options issued
 as compensation                                  --              --                 --               --
Issuance of shares - private placement
 offering                                         --              --          6,000,000            6,000
Private placement offering costs                  --              --             39,167              391
Common stock subscribed                           --              --                 --               --
Net loss                                          --              --                 --               --
                                         -----------     -----------        -----------     ------------
Balance at December 31, 1999                      --              --         18,999,917           18,992
Private placement offering costs                  --              --                 --               --
Exercise of stock options                         --              --            197,913              206
Completion of stock subscriptons                  --              --                 --               --
Vesting of stock options issued
 as compensation                                  --              --                 --               --
Increase in capital on transfer of
 assets and liabilities to PTM
 Productions, Inc.                                --              --                 --               --
Net loss                                          --              --                 --               --
                                         -----------     -----------        -----------     ------------
Balance at June 30, 2000                          --      $       --         19,197,830      $    19,198
                                         ===========     ===========        ===========     ============

                                                                                 Deferred                              Total
                                                                Common         compensation                        shareholders'
                                             Additional          stock          related to        Accumulated         equity
                                          paid-in capital      subscribed      stock options        deficit
                                          ---------------      -----------     -------------      -----------      -------------
Balance at January 1, 1999                          6,000               --                --       (6,533,074)         1,472,926
Issuance of stock warrants                      1,462,383               --                                 --          1,462,383
Issuance of stock warrants                     23,389,176               --                --               --         23,389,176
Conversion of PTM Preferred and common
 stock into LifeF/X common stock and
 warrants upon Merger                           7,987,399               --                --               --                 --
Deferred compensation - stock options           2,928,689               --        (2,928,689)              --                 --
Vesting of stock options issued
 as compensation                                   25,950               --           656,541               --            682,491
Issuance of shares - private placement
 offering                                      17,994,000               --                --               --         18,000,000
Private placement offering costs               (1,158,347)              --                --               --         (1,157,956)
Common stock subscribed                                --         (579,000)               --               --           (579,000)
Net loss                                               --               --                --      (32,616,775)       (32,616,775)
                                          ---------------      -----------     -------------      -----------      -------------
Balance at December 31, 1999                   52,635,250         (579,000)       (2,272,148)     (39,149,849)        10,653,245
Private placement offering costs                 (236,984)              --                --               --           (236,984)
Exercise of stock options                         186,843               --                --               --            187,049
Completion of stock subscriptions                      --          579,000                --               --            579,000
Vesting of stock options issued
 as compensation                                  958,144               --           585,738               --          1,543,882
Issuance of stock warrants                         40,000                                                                 40,000
Increase in capital on transfer of
 assets and liabilities to PTM
 Productions, Inc., net                         3,704,867               --                --               --          3,704,867
Net loss for the period                                --               --                --       (4,252,988)        (4,252,988)
                                          ---------------      -----------     -------------      -----------      -------------
Balance at June 30, 2000                       57,288,120               --        (1,686,410)     (43,402,837)        12,218,071
                                          ===============      ===========     =============      ===========      =============

See accompanying notes to consolidated financial statements.

                         LIFEF/X, INC. AND SUBSIDIARY

                         (A Development Stage Company)

                     Consolidated Statements of Cash Flows



                                                              Three months ended June 30,      Six months ended June 30,
                                                              ----------------------------------------------------------
                                                                    2000          1999           2000           1999
                                                                -----------     ---------     ----------    -----------
                                                                       (Unaudited)                    (Unaudited)
Cash flows from operating activities:
 Net loss                                                        (2,527,324)     (708,024)    (4,252,988)   (21,633,433)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation expense                                            52,815                       59,225             --
     Loss on disposal                                                    --                                  17,549,874
     Noncash interest expense - warrants issued in
      connection with loans                                              --       246,171                       246,243
     Noncash compensation expense - stock options                   292,869                      585,738
     Noncash rent expense - stock warrants                           40,000                       40,000
     Changes in operating assets and liabilities:
      Other receivables, prepaid expenses
       and other assets                                              (8,952)                    (210,286)
      Accounts payable, accrued expenses and
       other long-term liabilities                                 (370,067)      (49,794)       328,748        (27,291)
                                                                -----------     ---------     ----------    -----------
          Net cash (used in) operating activities                (2,520,659)     (511,647)    (3,449,563)    (3,864,607)
                                                                -----------     ---------     ----------    -----------

Cash flows from investing activities:
 Purchases of property, plant and equipment                        (629,656)           --       (967,231)            --
                                                                -----------     ---------     ----------    -----------
          Net cash (used in) investing activities                  (629,656)           --       (967,231)            --
                                                                -----------     ---------     ----------    -----------

Cash flows from financing activities:
 Proceeds from note payable to related party                                    3,375,000                     7,275,000
 Proceeds from sale of stock through private placement
  related to common stock subscribed                                     --            --        579,000             --
 Restricted cash from stock subscriptions                                --            --      9,051,000             --
 Proceeds from exercise of stock options                            177,049            --        187,049             --
 Net cash (used in) financing activities -
  discontinued operation                                                       (2,863,353)      (720,644)    (3,410,393)
                                                                -----------     ---------     ----------    -----------
          Net cash provided by financing activities                 177,049       511,647      9,096,405      3,864,607
                                                                -----------     ---------     ----------    -----------

          Net increase in cash and cash equivalents              (2,973,266)           --      4,679,611             --

Cash and cash equivalents at beginning of period                 15,430,917            --      7,778,040             --
                                                                -----------     ---------     ----------    -----------
Cash and cash equivalents at end of period                      $12,457,651            --     12,457,651             --
                                                                ===========     =========     ==========    ===========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest, including discontinued operation                    $    12,394       161,909        201,606        345,364
  Income taxes                                                        2,500            --          4,556            800
                                                                ===========     =========     ==========    ===========

Supplemental disclosure of noncash financing activities:
 Transfer of assets and liabilities of discontinued
  operation to PTM Productions, Inc., net                     $          --            --      3,704,867             --
                                                              =============     =========     ==========    ===========

See accompanying notes to consolidated financial statements.

                         LIFEF/X, INC. AND SUBSIDIARY

                         (A Development Stage Company)

                  Notes to Consolidated Financial Statements

               For the three months ended June 30, 2000 and 1999

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

(1)  Summary of Significant Accounting Policies

     (a)  Organization and Description of Business

     On December 14, 1999, Fin Sports U.S.A., Inc. (Fin Sports) completed a transaction (the Merger), whereby Fin Sports acquired all of the outstanding capital stock of Pacific Title/Mirage, Inc. (Pac Title/Mirage) through the merger of a wholly owned subsidiary of Fin Sports, with and into Pac Title/Mirage, with Pac Title/Mirage as the surviving corporation. In connection with the Merger, Fin Sports changed its name to Lifef/x, Inc. (LifeF/X or the Company) and Pac Title/Mirage changed its name to Lifef/x Networks, Inc. For a detailed discussion of this transaction, refer to note 2 -Acquisition of Pacific Title/Mirage, Inc. by Fin Sports U.S.A., Inc.

     LifeF/X, Inc. and its wholly-owned subsidiary, LifeF/X Networks, Inc. have been engaged in the following operations: (1) the development of LifeF/X technology, and (2) the non-LifeF/X operations, which provides film title, credits, special effects, digital effects and related services to the motion picture and television industry. The non-LifeF/X operstions were sold to PTM Productions in March, 2000.

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

          There were 5,576,523 and 741,013 common stock options outstanding at June 30, 2000 and 1999, respectively, and 27,950,365 warrants to purchase shares of common stock at June 30, 2000 which were not included in the computation of diluted loss per share because the impact would have been antidilutive.

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


                                                   Three            Six
                                               Months ended    Months ended
                                               June 30, 1999  June 30, 1999

Revenue                                        $        --               --
Loss from continuing operations                    (708,573)     (1,083,173)
Loss per share from continuing operations              (.05)           (.08)
Weighted average shares outstanding              12,999,917      12,999,917


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

     In connection with the spin off transaction, the Company obtained consents from a number of third parties, including its bank lender, which held a lien covering all of its assets, including the LifeF/X technology. Assets relating to the LifeF/X technology were released in conjunction with the spin off. As part of the spin off transaction, the Company transferred this bank debt to PTM Productions and Safeguard has agreed to indemnify the Company from and against any and all losses and liabilities relating to or arising from the bank debt. In addition, in connection with the spin off transaction, PTM Productions and Safeguard have provided certain indemnities to the Company for the Spin Off Assets and Liabilities. In consideration for the Safeguard indemnification, subject to any senior liens, Safeguard has been granted a security interest in the Spin Off Assets and Liabilities and will be entitled to any excess operating proceeds or sale proceeds from the Spin Off Assets and Liabilities to secure repayment of the Post September 30 Debt and reimbursement of indemnification amounts paid by Safeguard to the Company.

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

(4)  Other Long-term Liabilities

     Other long-term liabilities of $280,363 represents the long-term portion of accrued severance payable to a former executive. This is payable quarterly over three years beginning in March 2000. At June 30, 2000, the current portion included in accrued liabilities amounted to $160,080.

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

     Pac Title/Mirage incurred losses from its inception. Safeguard Scientifics, Inc. which owned approximately 49% of Pac Title/Mirage, loaned Pac Title/Mirage significant amounts to support the operations of the business and to finance capital expenditures. In March 1999, Pac Title/Mirage's Board of Directors decided to concentrate Pac Title/Mirage's efforts on LifeF/X development, with primary emphasis on Internet applications, and initiated steps to dispose of the remaining non-LifeF/X operations, intending to reduce cash outflows from the non-LifeF/X operations and to reduce or eliminate Pac Title/Mirage's bank debt. Therefore, the non-LifeF/X operations have been reflected as a discontinued operation in the accompanying consolidated financial statements for all periods presented.

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


Results of Operations

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

     Revenue - All of our products are currently in the research and development or planning stages and there have been no sales from the LifeF/X technology through June 30, 2000, and we do not expect any revenue until 2001.

     General and administrative expenses - General and administrative expenses were $1,583,890 for the quarter ended June 30, 2000 compared to $46,908 for the quarter ended June 30, 1999, an increase of $1,536,982. This increase is primarily due to the following items:

     (1) In December 1999, LifeF/X recorded deferred stock compensation of $2,928,689 on stock options issued to an officer. This amount is being amortized ratably as options vest over the two year vesting period of the options. The related expense recorded in the quarter ended June 30, 2000 and included in general and administrative expenses was $292,869.

     (2) Administrative wages and taxes increased by $320,000 for the quarter ended June 30, 2000 over the comparable period last year as a result of the increased number of employees.

     (3) Professional services were $346,000 higher than the same period of 1999 due to significant legal and audit expenses relating to the registration of LifeF/X Common Stock and other filings, general corporate matters relating to corporate organization and development of administrative infrastructure.

     (4) LifeF/X incurred penalties relating to the approval of its common stock registration. Penalties began on May 13, 2000 and accrued daily through June 30, 2000. The related expense recorded in the quarter ended June 30, 2000 and included in general and administrative expenses was $146,000.

     (5) LifeF/X issued 25,000 stock warrants to a related party, with an exercise price of $17.55 and a ten year expiration, for consideration of rent, in the quarter ended June 30, 2000. The fair value of the warrants of $40,000 is reflected as rent expense.

     (6) Other general and administrative expenses increased by $392,000 for the quarter ended June 30, 2000 over the comparable period last year as a result of full time administrative operations. This is primarily due to increases in rent and utilities of $68,000, travel of $48,000, insurance of $90,000, depreciation of $53,000 and recruitment expense of $55,000.

     Research and development expenses - Research and development expenses were $1,143,124 for the quarter ended June 30, 2000 compared to $407,639 for the quarter ended June 30, 1999, an increase of $735,485. Research and development consists of costs related to LifeF/X development activities. Salaries and wages, related personnel benefits and outside consultants expenses for the LifeF/X development personnel included in research and development were $868,132 for the quarter ended June 30, 2000 compared to $275,020 for the quarter ended June 30, 1999, an increase of $593,112. This reflects increased full-time research and development personnel and consulting staff, primarily at LifeF/X's Boston office, over the comparable period of last year.

     LifeF/X has an exclusive, world-wide, perpetual license and support agreement from Auckland UniServices Limited for the use of certain continuum modeling technology in commercial applications, excluding professional medical, engineering and scientific applications. Recurring license and development fees paid under the agreement included in research and development costs were $125,000 for the quarter ended June 30, 1999 and $112,500 for the quarter ended June 30, 2000.

     Results for the quarter ended June 30, 2000 include interest income of $211,334. This interest income relates to the proceeds from the private placement offering that are being held in highly liquid short-term investments.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenue - All of our products are currently in the research and development or planning stages and there have been no sales from the LifeF/X technology through June 30, 2000, and we do not expect any revenue until 2001.

     General and administrative expenses - General and administrative expenses were $2,826,860 for the six months ended June 30, 2000 compared to $100,827 for the six months ended June 30, 1999, an increase of $2,726,033. This increase is primarily due to the following items:

     (1) In December 1999, LifeF/X recorded deferred stock compensation of $2,928,689 on stock options issued to an officer. This amount is being amortized ratably as options vest over the two year vesting period of the options. The related expense recorded for the six months ended June 30, 2000 and included in general and administrative expenses was $585,738.

     (2) Administrative wages and taxes increased by $527,900 for the six months ended June 30, 2000 over the comparable period last year as a result of the increased number of employees.

     (3) Professional services increased by $870,000 over the same period of 1999 due to significant legal and audit expenses relating to the registration of LifeF/X Common Stock and other filings, general corporate matters relating to corporate organization and development of corporate and administrative infrastructure.

     (4) LifeF/X incurred penalties relating to the approval of its common stock registration. Penalties began on May 13, 2000 and accrued daily through June 30, 2000. The related expense recorded in the six months ended June 30, 2000 and included in general and administrative expenses was $146,000.

     (5) LifeF/X issued 25,000 stock warrants to a related party, with an exercise price of $17.55 and a ten year expiration, for consideration of rent. The fair value of the warrants of $40,000 is reflected as rent expense in the first six months ended June 30, 2000.

     (6) Other general and administrative expenses increased by $556,000 for the six months ended June 30, 2000 over the comparable period last year as a result of full time administrative operations. This is primarily due to increases in rent and utilities of $81,000, travel of $57,000, insurance of $95,000, depreciation of $59,000 and recruitment expense of $57,000.

     Research and development expenses - Research and development expenses were $1,820,841 for the six months ended June 30, 2000 compared to $719,587 for the six months ended June 30, 1999, an increase of $1,101,254. Research and development consists of costs related to LifeF/X development activities. Salaries and wages, related personnel benefits and outside consultants expenses for the LifeF/X development personnel included in research and development were $1,347,000 for the six months ended June 30, 2000 compared to $454,000 for the six months ended June 30, 1999, an increase of $893,000. This reflects increased full-time research and development personnel and consulting staff, primarily at LifeF/X's Boston office, over the comparable period of last year.

     LifeF/X has an exclusive, world-wide, perpetual license and support agreement with Auckland UniServices Limited for the use of certain continuum modeling technology in commercial applications, excluding professional medical, engineering and scientific applications. Recurring license and development fees paid under the agreement included in research and development costs were $250,000 for the six months ended June 30, 1999 and $225,000 for the six months ended June 30, 2000.

     Results for the six months ended June 30, 2000 include interest income of $420,687. This interest income relates to the proceeds from the private placement offering that are being held in highly liquid short-term investments.


     Discontinued operation - In March 1999, Pac Title/Mirage's Board of Directors decided to concentrate on LifeF/X development and initiated steps to dispose of non-LifeF/X operations. Results from the discontinued operation for the six months ended June 30, 1999 consist of the following: (1) An operating loss on discontinued operation prior to the measurement date (March 31, 1999) of $3,002,332 (which includes a $1,400,000 impairment loss on long-lived assets), and (2) a $17,549,874 provision for loss on disposal of discontinued operation for the following: an $11,949,874 reserve for estimated operating losses on discontinued operation from the measurement date through the estimated remaining disposal period and an estimated loss on disposal of $5,600,000.


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

     We expect the cash balances of $12.5 million at June 30, 2000 will be adequate to satisfy our cash requirements for our operations in the year 2000 and the first quarter of 2001.

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

     Net cash used in operating activities was $2,521,000 for three months ended June 30, 2000. This use was primarily due to the net loss for the period, partially offset by a non-cash expense of $293,000 relating to stock options, $40,000 relating to stock warrants and a $370,000 decrease in accounts payable and accrued liabilities. Net cash used in operating activities for the comparable period of the prior year was $512,000. This was primarily due to the $708,000 net loss for the period, partially offset by non-cash expense of $246,000 for warrants issued in connection with loans.

     Net cash used in investing activities was $630,000 for the three months ended June 30, 2000 representing purchases of plant and equipment. No cash was used in investing activities for the comparable period of the prior year by LifeF/X.

     Net cash provided by financing activities for the three months ended June 30, 2000 was $177,000. This represents the receipt of proceeds received through the exercise of stock options and warrants. Net cash provided by financing activities for the comparable period of the prior year were $511,000, primarily representing proceeds from loans from Safeguard and proceeds used in discontinued operations.

     Net cash used in operating activities was $3,450,000 for six months ended June 30, 2000. This use was primarily due to the net loss for the period, partially offset by a non-cash expense of $586,000 relating to stock options, $40,000 relating to stock warrants, a $329,000 increase in accounts payable and accrued liabilities and a $210,000 decrease in prepaid and other assets. Net cash used in operating activities for the comparable period of the prior year was $3.86 million. This was primarily due to the $21.6 million net loss for the period, partially offset by non-cash expense of $17.5 million to provide for an estimated loss on disposal of discontinued business. $3.0 million of net cash used for the period related to the operating loss of the discontinued operations for the period.

     Net cash used in investing activities was $967,000 for the six months ended June 30, 2000 representing purchases of plant and equipment. No cash was used in investing activities for the comparable period of the prior year by LifeF/X.

     Net cash provided by financing activities for the six months ended June 30, 2000 was $9.1 million. This primarily represents the receipt of proceeds of $9.1 million from the sale of stock through private placement. Net cash provided by financing activities for the comparable period of the prior year were $3.9 million, primarily representing proceeds from loans from Safeguard.

Quantitative and Qualitative Disclosures about Market Risk

     To date, we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. We invest our cash in money market accounts and short-term marketable securities. We believe the market risks associated with these financial instruments are immaterial.


Risk Factors

     You should carefully consider the risks described below. The risks and uncertainties described below are not the only ones facing Lifef/x, and there may be additional risks that we do not presently know of or that we consider immaterial. All of these risks may impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.

Unless our product development efforts are successful, we will have no products to sell, and thus no revenues.
----------------------------------------------------------------------------

     All products we intend to introduce are currently in planning or research and development. It may be more difficult or complicated to complete these products than we now believe, so we may encounter delays or greater costs than we expect or find that we cannot make any product at a commercially viable price. Without products to sell, we will have no revenue. Early stage ventures like Lifef/x have a high failure rate.



Our technical personnel have little experience with text-to-speech technology, which enables a computer to recognize words in text form and convert them into sounds that resemble spoken language; we must develop or acquire text-to-speech technology and integrate it with our Lifef/x technology before we can release any product.
----------------------------------------------------------------------------

     We must develop or acquire text-to-speech software to complete our first product offerings, and may be unable to do so economically. Our failure to successfully integrate this technology would cause our products to fail commercially.

Even if we complete our product development, there may be no market for our products.
----------------------------------------------------------------------------

     In the absence of a market for realistic animations of speaking human faces, we will be unable to sell our products. We do not know of any Web site using products similar to those we plan to sell. We have only limited means to determine the interest our products will generate. We expect this uncertainty to continue at least to the second half of 2001, when we first expect to receive revenue from our proposed products.

We believe our products will be unsuccessful unless we establish market recognition quickly after we introduce our products.
----------------------------------------------------------------------------

     We believe it imperative to our success that we obtain significant Internet market share for our products quickly, before other competitors enter the market. We believe that, if a market for products like ours develops, an early entrant that gains significant market share will dominate the market, as Microsoft has dominated the market for operating systems, significantly reducing opportunities for competitors. We have very limited experience conducting marketing campaigns for Internet products, and we may fail to generate significant interest. We cannot be certain that we will be able to build our brand and realize commercial acceptance of our products and services.

Our intended market might prefer the products of well-established competitors, which could result in our revenues falling below expectations and prevent us from becoming profitable.
----------------------------------------------------------------------------

     The principal competitive products in the computer-generated animated images market that we know of include Microsoft V-Chat 2.0 and Microsoft Agent. Microsoft has substantially more financial, technical, marketing, distribution and other resources, greater name recognition and stronger market presence than we do, which might result in greater market acceptance of Microsoft's products than ours.

Competing inferior products could impair the market for products like ours, preventing us from establishing profitable levels of sales of our products, even if they are technologically superior.
----------------------------------------------------------------------------

     If consumers are disappointed with a product similar to ours, even though inferior, they may be reluctant to try our products. Lifef/x might be required to spend substantial amounts to differentiate Lifef/x products from those of competitors.


We only have sufficient funds to operate through early 2001. Without additional funds, we will cease operating.
----------------------------------------------------------------------------

     We cannot be certain of the amount of additional capital we will need. Our future capital needs depend on many factors, including the success and timing of our development efforts; market acceptance of our Lifef/x technology; the level of promotion and advertising required to launch our services; changes in technology; and unanticipated competition. We cannot be certain that additional funds will be available when needed on satisfactory terms, if at all. Without additional funds, we will cease operating.

Our products could be delayed, which may reduce their commercial success and the revenues they can generate, if we lose any of our key technical personnel or a key business relationship.
----------------------------------------------------------------------------

     Development of the Lifef/x technology is very technical and we depend on key technical personnel, who combine specialized technical knowledge of highly realistic computer representations of human animation with broad knowledge of the Internet.

     There are four key technical employees, the loss of any of whom would be a setback to our product development schedule. Each of these key technical employees is under contract to Lifef/x and incentivized with stock options.

     Dr. Ian Hunter is a director of, and technical consultant to, Lifef/x. Dr. Hunter's brother, Peter Hunter, is one of the Auckland UniServices Limited technical personnel driving development of the technology Lifef/x licenses from UniServices. Peter Hunter, as the leader of the UniServices scientific development team supporting Lifef/x technology development, is also Lifef/x's key interface at UniServices. Our relationship with UniServices is critical to our business and prospects. We have an excellent working relationship with Ian Hunter, Peter Hunter and UniServices. This positive relationship is an asset to Lifef/x but, conversely, deterioration of the relationship between the brothers or our relationship with either of them or with UniServices could delay our product development.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposures to changes in fair value of recognized assets or liabilities or unrecognized firm commitments, a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, unrecognized firm commitments, an available-for-sale security or a foreign-currency denominated forecasted transaction. The accounting changes in fair value under SFAS 133 depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB decided that the effective date for adopting the requirements of SFAS 133 should be delayed to fiscal years beginning after June 15, 2000. This delay, published as SFAS 137, applies to quarterly and annual financial statements. In June 2000, the FASB issued SFAS 138, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. The Company is currently evaluating the effect SFAS 133 will have on the results of its operations and its financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101"). This bulletin, as amended, established guidelines for revenue recognition and originally was effective for periods beginning after March 15, 2000. In June 2000, the SEC announced that the effective date of SAB 101 was being delayed until no later than the quarter ending December 31, 2000. The Company does not expect that the adoption of the guidance required by SAB 101 will have a material impact on its financial condition or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees". This interpretation clarified the application of Opinion 25, including among other issues: (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock ownership plan qualifies as noncompensatory, (c) the accounting implications of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for the exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000 and the effects of applying the Interpretation are recognized on a prospective basis. The Company does not expect that the adoption will have a material impact on its financial condition or results of operations.

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



Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended June 30, 2000.



Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
     (a). Exhibit 21.1 - Subsidiaries

          Exhibit 27.1 - Financial Data Schedule


     (b). Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LIFEF/X, INC.
                                -------------

                                /s/  Michael Rosenblatt
                                -------------------------
                                Michael Rosenblatt
                                Chairman of the Board
                                and Co-President
                                August 14, 2000


                                /s/  Lucille S. Salhany
                                -----------------------
                                Lucille S. Salhany
                                Co-President and Chief
                                Executive Officer
                                August 14, 2000


                                /s/  Richard A. Guttendorf, Jr.
                                -------------------------------
                                Richard A. Guttendorf, Jr.
                                Chief Financial Officer
                                and Secretary
                                August 14, 2000