Form 10QSB
period 2000-09-30
LIFEF X INC
filed 2000-11-13
CIK 1072914

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              __________________

                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                       Commission File Number 333-32934
                              __________________

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

                              __________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

As of November 1, 2000, there were 19,207,401 Common Shares of Lifef/x, Inc. outstanding.

Transitional Small Business Disclosure Format:  Yes [_]  No [X]

                                 LIFEF/X, INC.
                                  FORM 10-QSB
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                               TABLE OF CONTENTS


                                                                           Page
                                                                           ----
Part I - Financial Information
------------------------------

  Item 1.    Consolidated Financial Statements..............................  1

  Item 2.    Management's Discussion and
             Analysis or Plan of Operation.................................. 11

Part II - Other Information
---------------------------

  Item 1.    Legal Proceedings.............................................. 20

  Item 4.    Submission of Matters to
             a Vote of Security Holders..................................... 20

  Item 6.    Exhibits and Reports on Form 8-K............................... 20

             Signatures..................................................... 21

                         LIFEF/X, INC. AND SUBSIDIARY

                         (A Development Stage Company)

                          Consolidated Balance Sheets

                                                                  September 30,   December 31,
                         Assets                                        2000           1999
                                                                  -------------   ------------
                                                                    (Unaudited)
Current assets:
    Cash and cash equivalents                                      $  8,873,994   $  7,778,040
    Restricted cash from stock subscriptions                                 --      9,051,000
    Other receivables                                                    10,212         17,249
    Prepaid expenses                                                     45,977        175,000
                                                                   ------------   ------------
              Total current assets                                    8,930,183     17,021,289

Property, plant and equipment (net)                                   1,609,373             --
Other assets                                                            419,516             --
Net assets of discontinued operation - long-term                             --      4,451,701
                                                                   ------------   ------------
                                                                   $ 10,959,072   $ 21,472,990
                                                                   ============   ============

              Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                          $  1,264,418   $    864,123
    Other current liabilities                                            19,787             --
    Net liabilities of discontinued operation - current                      --      9,598,372
                                                                   ------------   ------------
              Total current liabilities                               1,284,205     10,462,495

Other long-term liabilities                                             275,860        357,250
                                                                   ------------   ------------
                                                                      1,560,065     10,819,745
                                                                   ------------   ------------

Shareholders' equity:
    Common stock, $.001 par value.  Authorized 100,000,000
       shares: issued and outstanding 19,207,401 shares (2000)
       and 18,999,917 shares (1999)                                      19,207         18,992
    Additional paid-in capital                                       59,246,858     52,635,250
    Common stock subscribed                                                  --       (579,000)
    Deferred compensation related to stock options                   (2,953,541)    (2,272,148)
    Deficit accumulated during development stage                    (46,913,517)   (39,149,849)
                                                                   ------------   ------------
              Total shareholders' equity                              9,399,007     10,653,245
                                                                   ------------   ------------
                                                                   $ 10,959,072   $ 21,472,990
                                                                   ============   ============

See accompanying notes to consolidated financial statements.

                         LIFEF/X, INC. AND SUBSIDIARY

                         (A Development Stage Company)

                     Consolidated Statements of Operations

                                             Three months ended September 30,    Nine months ended September 30,
                                             --------------------------------    -------------------------------
                                                 2000               1999              2000             1999
                                             -------------     --------------    --------------   --------------
                                                       (Unaudited)                         (Unaudited)
Revenue                                        $        --                 --       $        --               --
                                               -----------        -----------       -----------      -----------

Operating costs and expenses:
 General and administrative                      2,250,668             46,233         5,077,770          147,060
 Research and development                        1,426,324            479,774         3,246,924        1,199,361
                                               -----------        -----------       -----------      -----------
    Total operating costs and expenses           3,676,992            526,007         8,324,694        1,346,421
                                               -----------        -----------       -----------      -----------
    Loss from operations                        (3,676,992)          (526,007)       (8,324,694)       1,346,421

Non operating (income) expense:
Other income                                            --                 --            (3,250)              --
Interest expense - other                            10,461              7,689            35,127           21,459
Interest expense - warrants issued in
 connection with debt conversion                        --          1,216,140                --        1,462,383
Interest income                                   (177,784)                --          (598,470)              --
                                               -----------        -----------       -----------      -----------
    Loss from continuing operations
     before income tax expense                  (3,509,669)        (1,749,836)       (7,758,101)      (2,830,263)

Income tax expense                                   1,011                 --             5,567              800
                                               -----------        -----------       -----------      -----------
    Loss from continuing operations             (3,510,680)        (1,749,836)       (7,763,668)      (2,831,063)

Discontinued operation:
 Loss on discontinued operation                         --                 --                --       (3,002,332)
 Loss on disposal                                       --                 --                --      (17,549,874)
                                               -----------        -----------       -----------      -----------
    Net loss                                   $(3,510,680)        (1,749,836)      $(7,763,668)     (23,383,269)
                                               ===========        ===========       ===========      ===========

Net loss per common share on a basic
  and diluted basis:
   Continuing operations                       $      (.18)             (5.00)      $      (.41)           (8.09)
   Discontinued operation                               --                 --                --           (58.70)
                                               -----------        -----------       -----------      -----------
                                               $      (.18)             (5.00)      $      (.41)          (66.79)
                                               ===========        ===========       ===========      ===========

Weighted average common shares outstanding      19,206,881            350,107        19,125,495          350,107
                                               ===========        ===========       ===========      ===========

See accompanying notes to consolidated financial statements.

                         LIFEF/X, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                Consolidated Statements of Shareholders' Equity

                                  (Unaudited)

                                                             Pacific Title / Mirage, Inc. Preferred Stock
                                                   -------------------------------------------------------------------
                                                               Series A                            Series B
                                                   ---------------------------------   -------------------------------
                                                       Shares            Amount             Shares          Amount
                                                   ---------------   ---------------   ---------------   -------------
Balance at January 1, 1999                               8,000,000    $           --         7,680,000   $  7,996,799
Issuance of stock warrants                                      --                --                --             --
Issuance of stock warrants                                      --                --                --             --
Conversion of PTM Preferred and common
    stock into LifeF/X common stock and
    warrants upon Merger                                (8,000,000)               --        (7,680,000)    (7,996,799)
Deferred compensation - stock options                           --                --                --             --
Vesting of stock options issued
    as compensation                                             --                --                --             --
Issuance of shares - private placement
    offering                                                    --                --                --             --
Private placement offering costs                                --                --                --             --
Common stock subscribed                                         --                --                --             --
Net loss                                                        --                --                --             --
                                                   ---------------   ---------------   ---------------   -----------
Balance at December 31, 1999                                    --                --                --             --
Exercise of stock options                                       --                --                --             --
Completion of stock subscriptons                                --                --                --             --
Vesting of stock options issued
    as compensation                                             --                --                --             --
Increase in capital on transfer of
    assets and liabilities to PTM
    Productions, Inc.                                           --                --                --             --
Net loss                                                        --                --                --             --
                                                   ---------------   ---------------   ---------------   -----------
Balance at September 30, 2000                                   --   $            --                --    $        --
                                                   ===============   ===============   ===============   ============

                                                     Pacific Title / Mirage, Inc.              Lifef/x, Inc.
                                                            common stock                        common stock
                                                   --------------------------------   --------------------------------
                                                       Shares            Amount            Shares           Amount
                                                   --------------   ---------------   ---------------   --------------
Balance at January 1, 1999                                320,100   $         3,201                --   $           --
Issuance of stock warrants                                     --                --                --               --
Issuance of stock warrants                                     --                --                --               --
Conversion of PTM Preferred and common
    stock into LifeF/X common stock and
    warrants upon Merger                                 (320,100)           (3,201)       12,960,750           12,601
Deferred compensation - stock options                          --                --                --               --
Vesting of stock options issued
    as compensation                                            --                --                --               --
Issuance of shares - private placement
    offering                                                   --                --         6,000,000            6,000
Private placement offering costs                               --                --            39,167              391
Common stock subscribed                                        --                --                --               --
Net loss                                                       --                --                --               --
                                                   --------------   ---------------   ---------------   -------------
Balance at December 31, 1999                                   --                --        18,999,917           18,992
Private placement offering costs                               --                --                --               --
Exercise of stock options                                      --                --           207,484              215

Completion of stock subscriptons                               --                --                --
Vesting of stock options issued
    as compensation                                            --                --                --              --
Increase in capital on transfer of
    assets and liabilities to PTM
    Productions, Inc.                                          --                --                --              --
Net loss                                                       --                --                --              --
                                                   --------------   ---------------   ---------------  --------------
Balance at September 30, 2000                                  --   $            --        19,207,401  $       19,207
                                                   ==============   ===============   ===============  ==============

                                                                            Deferred
                                                              Common      compensation                         Total
                                           Additional         stock        related to       Accumulated    shareholders'
                                         paid-in capital    subscribed    stock options       deficit          equity
                                         ---------------   ------------  ---------------   -------------   -------------
Balance at January 1, 1999                  $      6,000    $        --    $          --   $  (6,533,074)  $ 1,472,926
Issuance of stock warrants                     1,462,383             --               --              --     1,462,383
Issuance of stock warrants                    23,389,176             --               --              --    23,389,176
Conversion of PTM Preferred and common
    stock into LifeF/X common stock and
    warrants upon Merger                       7,987,399             --               --              --           --
Deferred compensation - stock options          2,928,689             --       (2,928,689)             --           --
Vesting of stock options issued
    as compensation                               25,950             --          656,541              --       682,491
Issuance of shares - private placement
    offering                                  17,994,000             --               --              --    18,000,000
Private placement offering costs              (1,158,347)            --               --              --    (1,157,956)
Common stock subscribed                               --       (579,000)              --              --      (579,000)
Net loss                                              --             --               --     (32,616,775)  (32,616,775)
                                            ------------     ----------    -------------    ------------   -----------
Balance at December 31, 1999                  52,635,250       (579,000)      (2,272,148)    (39,149,849)   10,653,245
Private placement offering costs                (236,984)            --               --              --      (236,984)
Exercise of stock options                        195,581             --               --              --       195,796
Completion of stock subscriptions                     --        579,000               --              --       579,000
Deferred compensation - stock options          1,950,000             --       (1,950,000)             --            --
Vesting of stock options issued
    as compensation                              958,144             --        1,268,607              --     2,226,751
Issuance of stock warrants                        40,000             --               --              --        40,000
Increase in capital on transfer of
    assets and liabilities to PTM
    Productions, Inc., net                     3,704,867             --               --              --     3,704,867
Net loss for the period                               --             --               --      (7,763,668)   (7,763,668)
                                            ------------     ----------   --------------   -------------   -----------
Balance at September 30, 2000               $ 59,246,858     $       --   $   (2,953,541)  $ (46,913,517)  $ 9,399,007
                                            ============     ==========   ==============   =============   ===========

See accompanying notes to consolidated financial statements.

                         LIFEF/X, INC. AND SUBSIDIARY

                         (A Development Stage Company)

                     Consolidated Statements of Cash Flows

                                                              Three months ended September 30,   Nine months ended September 30,
                                                              --------------------------------   -------------------------------
                                                                  2000               1999            2000              1999
                                                              ------------      --------------   ------------      -------------
                                                                         (Unaudited)                         (Unaudited)
Cash flows from operating activities:
Net loss                                                      $ (3,510,680)      $ (1,749,836)    $(7,763,668)     $ (23,383,269)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation expense                                            108,126                 --         167,351                 --
   Loss on disposal                                                     --                 --              --         17,549,874
   Noncash interest expense - warrants issued in
    connection with loans                                               --          1,216,140              --          1,462,383
   Noncash compensation expense - stock options                    682,869                 --       1,268,607                 --
   Noncash rent expense - stock warrants                                --                 --          40,000                 --
   Changes in operating assets and liabilities:
    Other receivables, prepaid expenses
     and other assets                                              (73,172)                --        (283,458)                --
    Accounts payable, accrued expenses and
     other long-term liabilities                                     9,945            (20,199)        338,694            (47,490)
                                                              ------------       ------------     -----------      -------------
      Net cash (used in) operating activities                   (2,782,912)          (553,895)     (6,232,474)        (4,418,502)
                                                              ------------       ------------     -----------      -------------

Cash flows from investing activities:
Purchases of property, plant and equipment                        (809,493)                --      (1,776,724)                --
                                                              ------------       ------------     -----------      -------------
      Net cash (used in) investing activities                     (809,493)                --      (1,776,724)                --
                                                              ------------       ------------     -----------      -------------

Cash flows from financing activities:
Proceeds from note payable to related party                             --          2,250,000              --          9,525,000
Proceeds from sale of stock through private placement
 related to common stock subscribed                                     --                 --         579,000                 --
Restricted cash from stock subscriptions                                --                 --       9,051,000                 --
Proceeds from exercise of stock options                              8,748                 --         195,796                 --
Net cash (used in) financing activities -
 discontinued operation                                                 --         (1,696,105)       (720,644)        (5,106,498)
                                                              ------------       ------------     -----------      -------------
      Net cash provided by financing activities                      8,748            553,895       9,105,152          4,418,502
                                                              ------------       ------------     -----------      -------------

      Net increase in cash and cash equivalents                 (3,583,657)                --       1,095,954                 --

Cash and cash equivalents at beginning of period                12,457,651                 --       7,778,040                 --
                                                              ------------       ------------     -----------      -------------
Cash and cash equivalents at end of period                    $  8,873,994       $         --     $ 8,873,994      $          --
                                                              ============       ============     ===========      =============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest, including discontinued operation                   $     10,461       $    155,390     $   212,067      $     500,754
 Income taxes                                                        1,011                 --           5,567                800
                                                              ============       ============     ===========      =============

Supplemental disclosure of noncash financing activities:
Transfer of assets and liabilities of discontinued
 operation to PTM Productions, Inc., net                      $         --       $         --     $ 3,704,867      $          --
                                                              ============       ============     ===========      =============

See accompanying notes to consolidated financial statements.

                         LIFEF/X, INC. AND SUBSIDIARY

                         (A Development Stage Company)

                  Notes to Consolidated Financial Statements

    For the three months and nine months ended September 30, 2000 and 1999

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

(1)  Summary of Significant Accounting Policies

     (a)  Organization and Description of Business

          On December 14, 1999, Fin Sports U.S.A., Inc. (Fin Sports) completed a transaction (the Merger), whereby Fin Sports acquired all of the outstanding capital stock of Pacific Title/Mirage, Inc. (Pac Title/Mirage) through the merger of a wholly owned subsidiary of Fin Sports with and into Pac Title/Mirage, with Pac Title/Mirage as the surviving corporation. In connection with the Merger, Fin Sports changed its name to Lifef/x, Inc. (LifeF/X or the Company) and Pac Title/Mirage changed its name to Lifef/x Networks, Inc. For a detailed discussion of this transaction, refer to note 2 - Acquisition of Pacific Title/Mirage, Inc. by Fin Sports U.S.A., Inc.

          Lifef/x, Inc. and its wholly-owned subsidiary, Lifef/x Networks, Inc., have been engaged in the following operations: (1) the development of LifeF/X technology, and (2) the non-LifeF/X operations, which provides film title, credits, special effects, digital effects and related services to the motion picture and television industry. The non-LifeF/X operations were sold to PTM Productions in March 2000.

          The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to developing the LifeF/X technology. Planned principal operations have commenced, but have not produced LifeF/X technology revenue to date.

          The Company's inception was June 1, 1997 when development of LifeF/X technology commenced, and the Company was formally incorporated on September 11, 1997.

          The Company has incurred losses from its inception to date. During this period, Safeguard Scientifics, Inc. (Safeguard), which owned approximately 49% of Pac Title/Mirage, loaned the Company significant amounts to support the operations of the business and to finance capital expenditures. In March 1999, Pac Title/Mirage's Board of Directors decided to concentrate the Company's efforts on LifeF/X development, with primary emphasis on Internet applications and initiated steps to dispose of the remaining non-LifeF/X operations, intending to reduce cash outflows from the non-LifeF/X operations and to reduce or eliminate Pac Title/Mirage's bank debt. The LifeF/X technology development is continuing as the primary business of LifeF/X. Therefore, the non-LifeF/X operations have been reflected as a discontinued operation in the accompanying consolidated financial statements for all periods presented. Refer to note 3 - Discontinued Operation and Spin Off Transaction.


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

          There were 7,416,397 and 741,013 common stock options outstanding at September 30, 2000 and 1999, respectively, and 27,975,365 warrants to purchase shares of common stock at September 30, 2000 which were not included in the computation of diluted loss per share because the impact would have been antidilutive.


(2)  Acquisition of Pacific Title/Mirage, Inc.
     by Fin Sports U.S.A., Inc.

     On December 14, 1999, Fin Sports acquired all of the outstanding capital stock of Pac Title/Mirage through the merger of a wholly owned subsidiary of Fin Sports with and into Pac Title/Mirage, with Pac Title/Mirage as the surviving corporation. Since the shareholders of Pac Title/Mirage received the majority voting interests in the combined company, Pac Title/Mirage is the acquiring enterprise for financial reporting purposes. The transaction was recorded as a reverse acquisition using the purchase method of accounting whereby equity of Pac Title/Mirage was adjusted for the fair value of the acquired tangible net assets of the wholly owned subsidiary of Fin Sports.

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

                                                     Three                Nine
                                                 Months ended         Months ended
                                              September 30, 1999   September 30, 1999
                                              ------------------   ------------------
   Revenue                                       $         --          $         --
   Loss from continuing operations                 (1,750,643)           (2,833,816)
   Loss per share from continuing operations             (.13)                 (.22)
   Weighted average shares outstanding             12,999,917            12,999,917

(3)  Discontinued Operation and Spin Off Transaction

     On March 20, 2000, the Company sold all of its non-LifeF/X assets and liabilities (collectively, the "Spin Off Assets and Liabilities") to PTM Productions, Inc. (PTM Productions), an entity owned by the pre-Merger Pac Title/Mirage stockholders. The Spin Off Assets and Liabilities consisted primarily of the assets and liabilities relating to Pac Title/Mirage's Optical Division, Scanning and Recording Division and now defunct Digital Division, including: certain leased and owned real property; outstanding bank debt; and certain debt owed to Safeguard for loans made by Safeguard to Pac Title/Mirage during the period between October 1, 1999 and the consummation of the spin off transaction (the Post September 30 Debt).

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

     In connection with the spin off transaction, the Company obtained consents from a number of third parties, including its bank lender, which held a lien covering all of its assets, including the LifeF/X technology. Assets relating to the LifeF/X technology were released from the bank lien in conjunction with the spin off. As part of the spin off transaction, the Company transferred this bank debt to PTM Productions and Safeguard has agreed to indemnify the Company from and against any and all losses and liabilities relating to, or arising from, the bank debt. In addition, in connection with the spin off transaction, PTM Productions and Safeguard have provided certain indemnities to the Company for the Spin Off Assets and Liabilities. In consideration for the Safeguard indemnification, Safeguard has been granted a security interest, subject to any senior liens, in the Spin Off Assets and Liabilities, and will be entitled to any excess operating proceeds or sale proceeds from the Spin Off Assets and Liabilities to secure repayment of the Post September 30 Debt and reimbursement of indemnification amounts paid by Safeguard to the Company.

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

     Safeguard has indemnified LifeF/X against all liabilities associated with the discontinued operations except for any losses or liabilities relating to any Spin Off Assets and Liabilities, to the extent they are actually used in the LifeF/X business.

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


(4)  Other Long-term Liabilities

     Other long-term liabilities of $275,860 represents the long-term portion of accrued severance payable to a former executive of $237,021 and the long-term portion of a capitalized equipment lease of $38,839. The accrued severance is payable quarterly over three years beginning in March 2000. At September 30, 2000, the current portion included in accrued expenses amounted to $163,882. The capitalized equipment lease is payable over thirty-six months, beginning in September 2000. The current portion included in other current liabilities is $19,787.

(5)  Stock Options

     During the quarter ended March 31, 2000 the Company's Board of Directors accelerated the vesting of certain stock options held by employees of the discontinued operation who are no longer LifeF/X employees after the date of the spin-off. This modification of terms and the increase in the intrinsic value of these stock options resulted in expense of $812,745. In addition, the Company extended the exercise period for stock options held by a former employee of the discontinued operation. This modification of terms resulted in an expense of $145,399. These items, which totaled $958,188, were provided for in the "Accrued liability for estimated operating losses of the discontinued operation" established in the year ended December 31, 1999 and were included in the loss of the discontinued operation applied to that account in the quarter ended March 31, 2000, with an offsetting increase in additional paid-in capital.

     In the quarter ended September 30, 2000, LifeF/X granted stock options for 650,000 shares of common stock to key employees under the LifeF/X Long Term Incentive Plan. The options are exercisable at $5.00 per share. Twenty percent of the options vested at the date of grant and the balance of the options vest on an annual basis over three years. For financial reporting purposes, the Company has recorded deferred compensation of $1,950,000 during the quarter ended September 30, 2000, representing the difference between the exercise price and the fair value of the company's common stock on the grant date. This amount is being amortized by a charge to operations, twenty percent upon grant and the balance ratably over the vesting period. Such amortization expense amounted to $390,000 for the quarter ended September 30, 2000.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------


     The following discussion should be read with the consolidated financial statements and the related notes included herein. Certain statements that are not related to historical results, including statements regarding LifeF/X's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and involve risks and uncertainties. Although management believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-QSB are qualified in their entirety by this statement.

Background - Merger Transaction and Sale of Non-LifeF/X Technology Assets

     On December 14, 1999, Fin Sports acquired all of the outstanding capital stock of Pac Title/Mirage as a result of the merger (the "Merger") of a newly-formed subsidiary of Fin Sports into Pac Title/Mirage, which was the surviving corporation. Fin Sports was formed in 1987 and was involved in the manufacture and marketing of sports equipment. From September 1993 until the Merger, Fin Sports had no active business operations.

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

     Pac Title/Mirage incurred losses from its inception. Safeguard Scientifics, Inc., which owned approximately 49% of Pac Title/Mirage, loaned Pac Title/Mirage significant amounts to support the operations of the business and to finance capital expenditures. In March 1999, Pac Title/Mirage's Board of Directors decided to concentrate Pac Title/Mirage's efforts on LifeF/X development, with primary emphasis on Internet applications, and initiated steps to dispose of the remaining non-LifeF/X operations, intending to reduce cash outflows from the non-LifeF/X operations and to reduce or eliminate Pac Title/Mirage's bank debt. Therefore, the non-LifeF/X operations have been reflected as a discontinued operation in the accompanying consolidated financial statements for all periods presented.

     In March 2000, LifeF/X sold its remaining non-LifeF/X operations, which consisted of optical 2D film and restoration and scanning and recording services, to PTM Productions, Inc. PTM Productions, Inc. is owned by the pre-Merger Pac Title/Mirage shareholders. This sale included a transfer of all liabilities associated with the discontinued operation, including all debt. As a result, LifeF/X is presently debt-free, other than accounts payable and accrued expenses. In addition, Safeguard has indemnified LifeF/X against all liabilities associated with the discontinued operation. See note 3 to the accompanying consolidated financial statements.

Plan of Operations

The Company expects the cash balance of $8,870,000 as of September 30, 2000, will be adequate to satisfy cash requirements for our operations in the year 2000 and the first quarter of 2001. The Company expects to seek additional capital in the first quarter of 2001 through either a private placement offering or public equity offering to satisfy future cash requirements from operations.

LifeF/X will continue to perform research and development related to LifeF/X technology. Development will continue throughout the remainder of 2000 and 2001 to support and enhance existing products and technology and to develop and introduce new products.

The Company expects to purchase or lease equipment, including hardware, software and other equipment, necessary to develop our technology and products as well as support the growth of the Company's infrastructure.

LifeF/X plans to increase the number of employees in 2001. The increase in the number of employees will be attributable to the continued development and support of its technology and products, sales efforts and administrative functions necessary to support operations. The number of employees as of September 30, 2000 was 38.

Results of Operations

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

     Revenue - All of our products are currently in the research and development or planning stages and there have been no sales from the LifeF/X technology through September 30, 2000, and we do not expect any revenue until 2001.

     General and administrative expenses - General and administrative expenses were $2,250,668 for the quarter ended September 30, 2000 compared to $46,233 for the quarter ended September 30, 1999, an increase of $2,204,435. This increase is primarily due to the following items:

     (1) In December 1999, LifeF/X recorded deferred stock compensation of $2,928,689 on stock options issued to an officer. This amount is being amortized ratably as options vest over the two year vesting period of the options. The related expense recorded in the quarter ended September 30, 2000 and included in general and administrative expenses was $292,869.

     (2) In September 2000, LifeF/X recorded deferred stock compensation of $1,950,000 on stock options issued to key employees. This amount is amortized ratably as the options vest. The related expense recorded in the quarter ended September 30, 2000 and included in general and administrative expenses was $390,000.

     (3) Administrative wages and taxes increased by $346,000 for the quarter ended September 30, 2000 over the comparable period last year as a result of the increased number of employees.

     (4) Professional services were $465,000 higher than the same period of 1999. This resulted from significant legal and audit expenses relating to the registration of LifeF/X common stock, other filings, general corporate matters relating to on-going corporate administration, expenses related to the development of corporate infrastructure and expenses related to investor and public relations.

     (5) LifeF/X incurred expenses, under agreements with certain of its shareholders, relating to the delay in the approval of its common stock registration. The expenses were incurred through August 8, 2000, when the stock was registered. The related expense recorded in the quarter ended September 30, 2000 and included in general and administrative expenses was $201,000.

     (6) Depreciation expense increased by $108,000 for the quarter ended September 30, 2000 over the comparable period last year as a result of the addition of leasehold improvements and equipment.

     (7) Other general and administrative expenses increased by $400,000 for the quarter ended September 30, 2000 over the comparable period last year as a result of full time administrative operations. This is primarily due to increases in rent and utilities of $67,000, travel of $31,000, insurance of $45,000, filing and other fees of $117,000 and miscellaneous advertising expense of $30,000.

     Research and development expenses - Research and development expenses were $1,426,324 for the quarter ended September 30, 2000 compared to $479,774 for the quarter ended September 30, 1999, an increase of $946,550. Research and development consists of costs related to LifeF/X development activities. Salaries and wages, related personnel benefits and outside contractors expenses included in research and development were $1,072,586 for the quarter ended September 30, 2000 compared to $231,722 for the quarter ended September 30, 1999, an increase of $840,864. This reflects increased full-time research and development personnel and consulting staff, primarily at LifeF/X's Boston office, over the comparable period last year.

     LifeF/X has an exclusive, world-wide, perpetual license and support agreement from Auckland UniServices Limited for the use of certain continuum modeling technology in commercial applications, excluding professional, medical, engineering and scientific applications. Recurring license and development fees paid under the agreement included in research and development costs were $112,500 for the quarter ended September 30, 2000 and $125,000 for the quarter ended September 30, 1999.

     Results for the quarter ended June 30, 2000 include interest income of $177,784. This interest income relates to the proceeds from the private placement offering that are being held in highly liquid short-term investments.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenue - All of our products are currently in the research and development or planning stages and there have been no sales from the LifeF/X technology through September 30, 2000, and we do not expect any revenue until 2001.

     General and administrative expenses - General and administrative expenses were $5,077,770 for the nine months ended September 30, 2000 compared to $147,060 for the nine months ended September 30, 1999, an increase of $4,930,710. This increase is primarily due to the following items:

     (1) In December 1999, LifeF/X recorded deferred stock compensation of $2,928,689 on stock options issued to an officer. This amount is being amortized ratably as options vest over the two year vesting period of the options. The related expense recorded for the nine months ended September 30, 2000 and included in general and administrative expenses was $878,607.

     (2) In September 2000, LifeF/X recorded deferred stock compensation of $1,950,000 on stock options issued to key employees. This amount is amortized as the options vest. The related expense recorded for the nine months ended September 30, 2000 and included in general and administrative expenses was $390,000.

     (3) Administrative wages and taxes increased by $885,000 for the nine months ended September June 30, 2000 over the comparable period last year as a result of the increased number of employees.

     (4) Professional services increased by $1,308,000 over the same period of 1999 due to significant legal and audit expenses relating to the registration of LifeF/X common stock and other filings, general corporate matters relating to corporate organization, development of corporate and administrative infrastructure and expenses related to investor and public relations.

     (5) LifeF/X incurred expenses, under agreements with certain of its shareholders, relating to the delay in the approval of its common stock registration. Expenses were incurred from May 13, 2000 through August 8, 2000, when the stock was registered. The related expense recorded in the nine months ended September 30, 2000 and included in general and administrative expenses was $347,000.

     (6) LifeF/X issued 25,000 stock warrants to a related party, with an exercise price of $17.55 and a ten year expiration, for consideration of rent. The fair value of the warrants of $40,000 is reflected as rent expense in the first nine months ended September 30, 2000.

     (7) Depreciation expense increased by $167,000 for the nine months ended September 30, 2000 over the comparable period last year as a result of the addition of leasehold improvements and equipment.

     (8) Other general and administrative expenses increased by $780,000 for the nine months ended September 30, 2000 over the comparable period last year as a result of full time administrative operations. This is primarily due to increases in rent and utilities of $149,000 (excluding rent from the issue of warrants), travel of $88,000, insurance of $139,000, recruitment expense of $59,000, filing and other fees of $117,000 and miscellaneous advertising expense of $30,000.

     Research and development expenses - Research and development expenses were $3,246,924 for the nine months ended September 30, 2000 compared to $1,199,361 for the nine months ended September 30, 1999, an increase of $2,047,563. Research and development consists of costs related to LifeF/X development activities. Salaries and wages, related personnel benefits and outside contractors expenses included in research and development were $2,419,000 for the nine months ended September 30, 2000 compared to $491,000 for the nine months ended September 30, 1999, an increase of $1,928,000. This reflects increased full-time research and development personnel and consulting staff, primarily at LifeF/X's Boston office, over the comparable period of last year.

     LifeF/X has an exclusive, world-wide, perpetual license and support agreement with Auckland UniServices Limited for the use of certain continuum modeling technology in commercial applications, excluding professional medical, engineering and scientific applications. Recurring license and development fees paid under the agreement included in research and development costs were $337,500 for the nine months ended September 30, 2000 and $375,000 for the nine months ended September 30, 1999.

     Results for the nine months ended September 30, 2000 include interest income of $598,470. This interest income relates to the proceeds from the private placement offering that are being held in highly liquid short-term investments.

     Discontinued operation - In March 1999, Pac Title/Mirage's Board of Directors decided to concentrate on LifeF/X development and initiated steps to dispose of non-LifeF/X operations. Results from the discontinued operation for the nine months ended September 30, 1999 consist of the following: (1) An operating loss on discontinued operation prior to the measurement date (March 31, 1999) of $3,002,332 (which includes a $1,400,000 impairment loss on long-lived assets), and (2) a $17,549,874 provision for loss on disposal of discontinued operation for the following: an $11,949,874 reserve for estimated operating losses on discontinued operation from the measurement date through the estimated remaining disposal period and an estimated loss on disposal of $5,600,000.

Liquidity and Capital Resources

     On March 20, 2000, LifeF/X sold its non-LifeF/X assets, which consisted of film title and special effects services, to PTM Productions, Inc., an entity owned by the pre-Merger Pac Title/Mirage shareholders. The sale included a transfer of all liabilities associated with the discontinued operation, including all debt. As a result, LifeF/X is presently debt-free, other than accounts payable and accrued expenses. In addition, Safeguard has indemnified LifeF/X against all liabilities associated with the discontinued operation. See note 3 to the accompanying consolidated financial statements. Historically, our revenues have been solely related to our discontinued operation.

     We expect the cash balances of $8.87 million at September 30, 2000 will be adequate to satisfy our cash requirements for our operations in the year 2000 and the first quarter of 2001. The Company expects to seek additional capital in the first quarter of 2001 through either a private placement offering or public equity offering to satisfy future cash requirements from operations.

     Concurrent with the Merger, LifeF/X initiated a private placement offering to raise $18,000,000 through the sale to certain investors of 6,000,000 units at $3.00 per unit, each unit consisting of: (i) one share of Common Stock and (ii) a warrant to purchase .01 share of Common Stock at $7.50 per share, exercisable within 18 months after purchase. The private placement was fully subscribed and we received all funds. At December 31, 1999 we or our escrow agent had received over $17,000,000. The first portion of the private placement closed in December 1999 and the second portion closed in February 2000.

     These proceeds were raised to fund continuing LifeF/X development, with primary emphasis on Internet applications of the technology. The funds raised in the private placement will be used for the continuing LifeF/X business. In addition to LifeF/X Internet development, the proceeds of the private placement will be used to fund product marketing and distribution, acquire management and support resources, and build the infrastructure to facilitate future growth. The proceeds of the private placement have been and, until expended, will be invested in highly liquid short-term investments.

     Net cash used in operating activities was $2,783,000 for three months ended September 30, 2000. This use was primarily due to the net loss for the period and a $73,000 increase in other assets and prepaid expenses, partially offset by a non-cash expense of $683,000 relating to stock options. Net cash used in operating activities for the comparable period of the prior year was $554,000. This was primarily due to the $1,750,000 net loss for the period, partially offset by non-cash interest expense of $1,216,000 for warrants issued in connection with loans.

     Net cash used in investing activities was $809,000 for the three months ended September 30, 2000 representing purchases of plant and equipment. No cash was used in investing activities for the comparable period of the prior year by LifeF/X.

     Net cash provided by financing activities for the three months ended September 30, 2000 was $9,000. This represents the receipt of proceeds received through the exercise of stock options. Net cash provided by financing activities for the comparable period of the prior year were $554,000, primarily representing proceeds from loans from Safeguard offset by proceeds used in discontinued operations.

     Net cash used in operating activities was $6,232,000 for nine months ended September 30, 2000. This use was primarily due to the net loss for the period and a $283,000 increase in prepaid and other assets, partially offset by a non-cash expense of $1,269,000 relating to stock options, $40,000 relating to stock warrants, and a $338,000 increase in accounts payable and accrued liabilities. Net cash used in operating activities for the comparable period of the prior year was $4.4 million. This was primarily due to the $23.3 million net loss for the period, partially offset by non-cash expense of $17.5 million to provide for an estimated loss on disposal of discontinued business and $1.5 million of non-cash interest expense for warrants issued in connection with loans related to discontinued operations.

     Net cash used in investing activities was $1,777,000 for the nine months ended September 30, 2000 representing purchases of plant and equipment. No cash was used in investing activities for the comparable period of the prior year by LifeF/X.

     Net cash provided by financing activities for the nine months ended September 30, 2000 was $9,100,000. This primarily represents the receipt of proceeds of $9,100,000 from the sale of stock through private placement. Net cash provided by financing activities for the comparable period of the prior year were $4,400,000, primarily representing proceeds from loans from Safeguard.

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

(1) All products we intend to introduce are currently in planning or research and development. It may be more difficult or complicated to complete these products than we now believe, so we may encounter delays or greater costs than we expect or find that we cannot make any product at a commercially viable price. Without products to sell, we will have no revenue. Early stage ventures like LifeF/X have a high failure rate.

(2) We must develop or acquire text-to-speech technology and integrate it with our LifeF/X technology before we can release any product. We must develop or acquire text-to-speech software to complete our first product offerings, and may be unable to do so economically. Our failure to successfully integrate this technology would cause our products to fail commercially.

(3) In the absence of a market for realistic animations of speaking human faces, we will be unable to sell our products. We do not know of any Web site using products similar to those we plan to sell. We have only limited means to determine the interest our products will generate. We expect this uncertainty to continue at least to the second half of 2001, when we first expect to receive revenue from our proposed products.

(4) We believe it imperative to our success that we obtain significant Internet market share for our products quickly, before other competitors enter the market. We believe that, if a market for products like ours develops, an early entrant that gains significant market share will dominate the market, as Microsoft has dominated the market for operating systems, significantly reducing opportunities for competitors. We have very limited experience conducting marketing campaigns for Internet products, and we may fail to generate significant interest. We cannot be certain that we will be able to build our brand and realize commercial acceptance of our products and services.

(5) Our intended market might prefer the products of well-established competitors, which could result in our revenues falling below expectations and prevent us from becoming profitable.

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

(6) Competing inferior products could impair the market for products like ours, preventing us from establishing profitable levels of sales of our products, even if they are technologically superior. If consumers are disappointed with a product similar to ours, even though inferior, they may be reluctant to try our products. LifeF/X might be required to spend substantial amounts to differentiate Lifef/x products from those of competitors.

(7) We only have sufficient funds to operate through early 2001. Without additional funds, we will cease operating. We cannot be certain of the amount of additional capital we will need. Our future capital needs depend on many factors, including the success and timing of our development efforts; market acceptance of our LifeF/X technology; the level of promotion and advertising required to launch our services; changes in technology; and unanticipated competition. We cannot be certain that additional funds will be available when needed on satisfactory terms, if at all. Without additional funds, we will cease operating.

(8) Development of the LifeF/X technology is very technical and we depend on key technical personnel, who combine specialized technical knowledge of highly realistic computer representations of human animation with broad knowledge of the Internet.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended September 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
  (a).    Exhibit 27.1 - Financial Data Schedule

  (b).    Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LIFEF/X, INC.
                                             -------------

                                             /s/ Michael Rosenblatt
                                             ---------------------------
                                             Michael Rosenblatt
                                             Chairman of the Board
                                             and Co-President
                                             November 10, 2000


                                             /s/ Lucille S. Salhany
                                             ---------------------------
                                             Lucille S. Salhany
                                             Co-President and Chief
                                             Executive Officer
                                             November 10, 2000


                                             /s/ Richard A. Guttendorf, Jr.
                                             ------------------------------
                                             Richard A. Guttendorf, Jr.
                                             Chief Financial Officer
                                             and Secretary
                                             November 10, 2000