Form 10-K
period 2000-12-31
LIFEF X INC
filed 2001-02-12
CIK 1072914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-25171

                                 LIFEF/X, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      NEVADA                                            84-1385529
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

         153 NEEDHAM STREET, BUILDING ONE,
               NEWTON, MASSACHUSETTS                                       02464
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (617) 964-4200

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock by non-affiliates of the registrant as of February 8, 2001 (computed by reference to the closing price of such stock on The Nasdaq National Market as of such date) was approximately $38,279,062.

     As of February 8, 2001, 19,207,401 shares of the registrant's common stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

Item 1.   Business....................................................       1
Item 2.   Properties..................................................      10
Item 3.   Legal Proceedings...........................................      10
Item 4.   Submission of Matters to a Vote of Security Holders.........      10

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................      10
Item 6.   Selected Financial Data.....................................      12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      13
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................      24
Item 8.   Financial Statements and Supplementary Data.................      24
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      25

PART III

Item 10.  Directors and Executive Officers of the Registrant..........      25
Item 11.  Executive Compensation......................................      28
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................      31
Item 13.  Certain Relationships and Related Transactions..............      33

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      34

                                     PART I

ITEM 1.  BUSINESS.

  The Company

     LifeFX develops software products and services that enable users to communicate through photo-realistic, digital images of human faces that can speak, move and show emotion. We call these images LifeFX Stand-in(TM) virtual people. Our proprietary software platform consists of a player with an embedded text-to-speech engine and a unique facial animation system. By typing text onto a computer screen and selecting from a range of emotions, a person can use our software to transmit a spoken, animated message across the Internet. Through our technology, we strive to put a personalized face on online communications such as Web sites and e-mail.

     Our software was originally developed for professional medical applications and embodies a biologically based facial animation system modeled on human physiology. We believe that the richness of the data our software uses makes it unique to other commercially available animation and image-generating software. We use proprietary techniques and algorithms to generate and use a database of accurate, mathematical reproductions of human facial changes, expressions and tissue wrinkling. When a user inputs instructions, such as text, emotions or expressions, our software draws on this database and automatically translates those instructions into facial and head movements of the Stand-in virtual person that are life-like, fluid, and synchronized.

     We intend to use our technology to put a personalized face on Internet and other online communications. We believe that facial expressions are vital components of communication and understanding; they influence feelings of trust between people and contribute to the formation of relationships. As the use of the Internet and other networked connections has grown, human communication has increasingly been reduced to faceless, emotionless, text-based media, and the important visual aspect of personal interaction has been sacrificed. Our Stand-in virtual people provide an appealing alternative to the detached nature of text messaging, while still preserving the wide reach and broad appeal of the Internet. Our Stand-in virtual people represent an extension of a live person and carry many of the benefits of face-to-face interaction.

     We believe that our technology will add significant value in both the commercial and consumer arenas. Based on the degree of realism underlying our technology, we believe that businesses that use the Internet to communicate or transact with their customers will find that our Stand-in virtual people can provide an important communications link. Stand-in virtual people may be used online for many purposes, including as corporate spokespeople, site tour guides, teachers and customer service representatives. Our Stand-in virtual people can provide an animated, realistic face amidst pages of inanimate, non-interactive text, and help foster relationships with customers who will respond to the opportunity of interaction. The Web site visitor who grows frustrated with having to navigate through pages of text looking for the answer to a question about a product may be less likely to abandon their search if a Stand-in virtual person appears to ask them what they need. On a more personal level, we anticipate that people will use our Stand-in virtual people to enhance their online communication and daily interactions.

     In December 2000, we released our initial product, LifeFX Facemail. Available for download free of charge at our web site, www.lifefx.com, our LifeFX Facemail incorporates our first generation software player, the "Genesis" player, and Stand-in virtual people to create a tool for enhancing and personalizing e-mail communication. A user of LifeFX Facemail can add a Stand-in virtual person to an e-mail message and transmit and receive messages that, upon receipt, are read aloud by an animated digital face.

     Our objective is to become the de facto standard for personal interactive communications, and a leading Web-based communication platform. To achieve this goal, we intend to enhance the capability, applicability and ease of use of our technology. We have partnered with companies from a growing range of industries whose product offerings complement our own, including industry leaders focused on customer relationship management ("CRM"), natural language applications, speech engines, artificial intelligence and photographic media, in order to develop and distribute our technology. We are seeking additional strategic partnerships in the professional medical, educational, entertainment and advertising industries as we develop our software in order to enhance our offerings and expand our reach. Our strategic partners include:

     - KODAK -- Our agreement with Eastman Kodak Company provides that Kodak will market and distribute our Genesis player, as well as our next generation players, through all of its consumer distribution channels, and include a "Powered by LifeFX" ingredient brand. In addition, the agreement grants Kodak a royalty-bearing license to software we are currently developing that will allow consumers to have a digital image of a face (which can be made from an ordinary photograph) turned into a Stand-in virtual person.

     - IBM -- We have signed an agreement with IBM that allows us to embed ViaVoice, IBM's consumer text-to-speech ("TTS") engine, into our player technology. In addition, we have licensed two of our Stand-in virtual people to IBM for use on its Web site. This relationship also provides us with a valuable opportunity to jointly market our products and services with IBM's more robust server-side TTS engine.

     - KIWILOGIC -- We have entered into an agreement with KiwiLogic, a developer of software that enables online companies to implement intelligent interactivity with their users. Under the terms of the agreement, our software will be interfaced with KiwiLogic's natural language understanding (NLU) and artificial intelligence (AI) software programs. As a European-based provider of electronic virtual assistants, KiwiLogic will serve as both an international and national sales channel partner for our products and services. Our agreement with KiwiLogic also covers co-marketing and promotion efforts.

     - eGAIN COMMUNICATIONS -- Under the terms of our agreement with eGain, a developer of customer service software for online businesses, our software will be interfaced with the eGain Communications Assistant, an NLU and AI engine, for customer relationship management. eGain Communications will also act as a sales channel partner.

     - SOLILOQUY -- We have entered into an agreement with Soliloquy, a provider of intelligent, automated solutions that enable users to find information through targeted online dialogs. Under the terms of the agreement, our Stand-in virtual people will be integrated with Soliloquy's Dialog Expert software, allowing users to converse on Web sites as if speaking with real people. Our agreement with Soliloquy also covers co-marketing and promotion efforts. Our agreement with eGain Communications also covers co-marketing and promotion efforts.

  Industry Background

     The rapid growth of the Internet has changed the way we communicate and interact. Communication through the Internet has become a widely used medium that enables contact across countries and time zones. People can speak, write, read, work and transact business at any time with others in any location. In addition to extending the reach of the user, the Internet has altered the experience. Online communication today is largely text-based, and is generally lacking in the interactive aspect of a face-to-face conversation. People can communicate over the Internet without ever seeing a face, or hearing the voice of the people on the other side of the communication link. We believe that this lack of personalized contact dehumanizes communication and affects our ability to form important bonds with each other. In the real world of face-to-face communications, people read and react to emotions, and gauge expressions and speech patterns in order to form opinions, make judgments and solidify relationships. In the virtual world of Internet communications, we lose these opportunities.

     This change in communications has had a profound effect on the way we do business. As today's extended enterprise of employees, customers, suppliers and partners becomes larger and more geographically dispersed, the World Wide Web has become a crucial medium for conducting business globally. To realize the benefits of the Web, many companies have deployed Web sites to enhance their business activities. Portals and online marketplaces have emerged to provide more efficient interactions among companies. Although there is a wide range of estimates of the size of the electronic commerce market, Forrester Research estimates that 93% of firms will conduct business on the Web by 2002 and that business-to-business electronic commerce will grow from $406 billion in 2000 to $2.7 trillion in 2004.

     Because the Internet has increased consumer options for products and services and placed the competition only a click away, companies are striving to create new and better means of communicating with and retaining their customers. Historically, offering convenient, easy-to-use and cost-effective customer support to all potential customers has been difficult. The vast reach of the Internet, while enabling access to a company for larger numbers of customers, has also made the task of supporting these customers more difficult. The widespread adoption of the Web is creating a need for new and alternative operating services to enable Web sites, portals and online marketplaces to deliver functionality and content effectively and to conduct transactions efficiently. Customers and partners are now demanding that businesses be accessible anytime and through a variety of channels, including the Web, e-mail, telephone and storefront.

     Call centers, where customer service representatives address telephone inquiries from customers, are the traditional customer service choice for companies before the advent of online commerce. The Giga Information Group estimates that in 1999 as many as 2.8 million people worked in 69,000 call centers in the United States, and that an estimated $91 billion was spent on call centers. We believe that, while call centers are effective at delivering certain services over the telephone, they are too labor-intensive and expensive to address the round-the-clock, diverse needs of the geographically dispersed Internet audience. We believe businesses will continue to explore new alternatives for automating customer interaction worldwide, and that our technology provides a scalable, easy-to-use alternative for efficient interaction with customers.

     Many customer inquiries involve simple questions and requests, the answers to which may already be available on the Web site. We believe that many visitors to commercial sites leave the site with their questions unanswered, frustrated by difficult navigation and guidance, inefficient and unresponsive search engines, and a general lack of real-time support and interaction. Datamonitor reported that U.S. online businesses lost over $6.1 billion in potential e-commerce sales in 1999 alone due to lack of customer service at their Web sites. We feel that a more personal interactive experience can limit these abandoned sales.

  The LifeFX Solution

     We have designed our Stand-in virtual people to provide a more personal interface which may become a preferable alternative for customer self service and build an increased level of trust and interaction between businesses and their customers. We believe facial expressions are vital components of how messages are heard, judged and understood. They influence feelings such as trust and, to a great degree, the visual experience of the speaker is crucial in forming strong bonds. When the interaction between businesses and their customers is non-existent or limited to anonymous telephone or online communications, we believe the incomparable benefits of face-to-face conversation, and the related feelings of trust and security, are lost. We believe that through the use of our Stand-in virtual people, businesses can strengthen their relationships with customers.

     LifeFX technology will provide a high quality interaction and experience, and thus establish and preserve long-term relationships and loyalty. Our Stand-in virtual people represent an extension or substitute for a live person and carry many of the benefits of actual interaction. This alternative will make it possible for a company to provide consultative and expert sales assistance in a scalable manner that can be far more cost-effective than human-assisted sales.

     The technology behind our Stand-in virtual people, which is rooted in medical research, has enabled us to develop proprietary techniques for generating accurate reproduction of expressions and tissue wrinkling. We believe that the richness of the data our software uses makes it unique compared to other commercially available software. Our technology allows us to create mathematical models of human facial changes and expressions that are automatically animated. Computer-generated characters offered by much of our competition have varying levels of detail and complexity. Many are non-human characters or cartoonish. We believe that our technology is the only biologically based facial animation system modeled on human physiology available for online communication.

     Our LifeFX technology includes a finite element modeling system licensed to us on a perpetual worldwide exclusive basis from Auckland UniServices Limited ("UniServices"), the licensing arm of the University of Auckland. Finite element modeling consists of creating a representation of an object that may be complex in shape, may be made of a number of sub-components, and may vary over different regions. The representation is then divided into numerous small pieces -- like a 3D puzzle -- having simpler shapes and properties that can be handled mathematically using relatively limited computer resources. The behavior, motion, deformation to stress and similar characteristics of the complex object can then be determined from the individual responses of the assembled pieces to replicate the behavior of the whole object.

     By accurately displaying expression and emotion, our Stand-in virtual people can facilitate communication in a more complex and persuasive manner than competing technologies. In addition, because we can control our Stand-in virtual people, their performance can be customized for more personal interaction. This helps build lasting customer relationships by providing a level of consistency not usually possible with humans.

     We plan to develop a full model of the human body, including animation of muscle groups that are responsible for expressions or motion. For example, a future Stand-in virtual person may be able to shrug its shoulders. Having already developed the generic human face now used as the basis for LifeFX Stand-in virtual people, we plan to add generic necks, torsos, arms and legs.

     We are also broadening and developing new speech technologies. In order to accomplish this we have reached an agreement with Nellymoser, Inc., a communications technology company, to develop streaming speech technology to support delivery of pre-authored and on demand voice communication that will allow for simultaneous lip-synchronization of a stand-in virtual person over the Internet.

     For commercial applications, Stand-in virtual people could enhance and facilitate customer interaction, satisfaction and loyalty by addressing the need to establish a personal connection with the customer. Because our Stand-in virtual people are biologically based, they should afford a degree of realism not found in other digital human representations. We believe important benefits of using our Stand-in virtual people will include the following:

          CUSTOMER INTERACTION. Our Stand-in virtual people could facilitate an engaging online interaction between a company and its potential customers, and provide ease of use and encourage the transfer of more information.

          CUSTOMER ACQUISITION. Our Stand-in virtual people could facilitate an engaging online interaction between a company and its potential customers, allowing a company to attract a potential customer's attention and hold that potential customer's attention for a longer period of time. This would create a greater likelihood of communicating a message that persuades a potential customer to actually purchase goods or services.

          CUSTOMER SATISFACTION. Our Stand-in virtual people could create more personal customer interactions, thereby increasing the likelihood that a customer would better communicate their requirements, and enabling the company to more effectively satisfy them.

          CUSTOMER RETENTION. The increased interaction and customer satisfaction resulting from the use of our Stand-in virtual people could increase the likelihood that a customer would return to purchase additional goods and services from a company.

          ENHANCE PRODUCTIVITY AND REDUCE COSTS. Our Stand-in virtual people could reduce demands on customer service organizations by facilitating more self service, which would allow companies to resolve customer service issues more efficiently. In addition, because it may be easily integrated with existing customer relationship management software applications, our product would allow companies to better leverage prior investments in information technology.

     For consumer applications, our technology will allow a consumer to create their own Stand-in virtual person for communication and entertainment purposes. The software we are developing for Kodak will allow consumers to have Kodak create a Stand-in virtual person from a digitized photograph. This Stand-in virtual person can then be used by the consumer in their own e-mail communications as well as in chatroom and instant-messaging environments. We believe it will also be possible for consumers to use their Stand-in virtual person in computer-gaming environments.

  Our Strategy

     Our objective is to become the de facto standard for personal interactive communications, and a leading web-based communications platform. To achieve this goal, we intend to pursue the following strategies:

          FACILITATE BROAD ACCEPTANCE AND DEPLOYMENT OF OUR SOFTWARE
     PLATFORM. By developing our technological leadership position in a scalable software platform, we believe that we have the opportunity to establish our software as the de facto standard platform for digital human interface applications and services. We chose LifeFX Facemail for our initial product release because we recognize e-mail as a simple, accessible medium for distributing our product to the widest online audience. Because most people use e-mail at work or at home, creating a version of our software that will easily enhance an essential application is an invaluable mechanism for establishing our product. We plan to continue to invest significant resources to enhance our core technology, software architecture and developer tools, and to create new products and services that facilitate development and deployment of applications having a Stand-in virtual person interface.

          ENHANCE OUR SOFTWARE PLATFORM. We intend to continue to invest in research and development to extend the range of communications that our Stand-in virtual people can deliver. In particular, we intend to improve the speech capability of our Stand-in virtual people, specifically by offering a player with a "real voice" engine. This will allow a user to use a microphone and control the speech of a Stand-in virtual person. With the addition of a real voice engine, the recipient of a facemail would hear the sender's own voice coming from the Stand-in virtual person. A visitor to a Web site would hear the voice chosen by the webmaster to represent the site. For example, a celebrity Stand-in virtual person with the celebrity's own voice and face could be used to greet customers.

          Another enhancement currently in development for Kodak will allow the creation of personalized virtual people from digitized photographs submitted to us. These unique, customized Stand-in virtual people could be used for facemail, chatrooms, instant messaging or on Web sites. Companies could post a virtual representation of their CEO, reading an annual report to the stockholders, on the corporate Web site. We have granted Kodak a mutually exclusive license to use and market our technology for several specified purposes. We believe this partnership represents a valuable opportunity for exposure. Combined with a real voice engine, these personalized Stand-in virtual people will be truly customized virtual representations of the users.

          EXPAND OUR PRODUCT OFFERINGS. Currently, our Stand-in virtual representations are limited to faces. We also intend to expand our technology to include a full model of the human body. We believe that maintaining and enhancing our products is important to our ability to build sales, expand market share and acquire new customers. Creating a virtual body with the attributes of our advanced technology will also expand our reach into research and education markets, among others.

          FORGE STRATEGIC AND CHANNEL PARTNERSHIPS. We intend to enter into agreements that distribute our technology through (i) allowing our software to easily integrate with other software applications, (ii) joint sales and marketing activities that will allow us to more quickly generate revenue,
     (iii) incorporating other technologies into our software that allow us to quickly add the broadest range of functionality and (iv) licensing Stand-in virtual people to our channel partners for use on their Web sites. We have signed partnership agreements with several companies, and it is our intention to increase the number of companies with whom we have arrangements. Our current partners include: Kodak; IBM; KiwiLogic; eGain and Soliloquy.

          DEVELOP OUR SALES, DISTRIBUTION, SERVICE AND SUPPORT CAPABILITIES. We plan to expand our sales and distribution capabilities by developing relationships with systems integrators, Web developers and application service providers to help us develop new components of our LifeFX software and extend our sales presence. We also intend to build our international capabilities through relationships with consulting organizations and systems integrators that have a strong international presence.

          EXTEND OUR SOFTWARE CAPABILITIES TO OTHER NETWORKED DEVICES. We intend to further extend the application of our core technologies to support the availability requirements of other end user computing devices, such as personal digital assistants and other networked appliances and computer gaming devices.

  LifeFX Technology

     The LifeFX technology was originally developed at the University of Auckland for accurate modeling of soft biological tissues that undergo large, variable changes in size and shape. It was intended to be used in medical research to enable surgeons to direct surgery by robots by instructing the robots through conventional telephone communications. We license a portion of the LifeFX technology from UniServices.

     Movement or animation of a human face model is achieved by applying a set of mathematical equations that mimic the changes associated with biological movement. The mathematical equations can replicate such properties as skin elasticity, electrical impedance, thermal capacity, conductivity and optical properties. By beginning with the exact representation of biological tissues and then computing the interaction between structures, such as force generated by muscles, skin elasticity and bone geometry, our technology can animate a computer-representation of a human face to closely resemble a video of a speaking human face. Because of the automation that is inherent in our facial animation process, our technology produces a realistic image with natural movements. Images produced by our competitors utilize computer graphics that are based on artistic modeling techniques rather than soft biological tissue modeling techniques. We believe that our technology is the only commercially available biologically based facial animation system modeled on human physiology.

     We have designed our software to be extremely flexible, scalable, and cost-effective. Our player can be used on personal computers running Windows 98, NT or 2000 operating systems. Images can be sent quickly over the Internet using conventional telephone modem connections found on virtually all personal computers presently sold, as well as over higher speed connections associated with cable modems and DSL. Our animation system requires the transmission of relatively small amounts of data, so downloads are quick and don't require large amounts of storage space. Stand-in virtual people can easily be placed on multiple servers. We have created five generic faces for use as Stand-in virtual people, but we are working on enhancements to the software that will allow the creation of customized faces based on digital or digitized photographs, as well as faces created from motion capture sessions. Unlike other visual communication media our software is easily adapted for real-time content generation. For example, once one of our virtual people is installed on a Web site, its speech and performance can be altered immediately to reflect the current need.

  Products & Services

     We intend to further extend the application of our core technologies to support the availability requirements of other end user computing devices, such as personal digital assistants and other networked appliances as well as computer gaming devices. Our current and planned products include the following:

          LIFEFX PLAYERS. Our standard player, Genesis, can be downloaded free of charge from our Web site, and is intended to be distributed by a number of third parties, including Kodak, in combination with their own products. The Genesis player allows the user to view and interact with Stand-in virtual people and interface with a text-to-speech engine.

          We intend to offer the "Babble" player, which is an enhanced version of our standard player, that will also be downloaded free of charge at our Web site. This player will allow a user's actual speech to automatically be synchronized to a Stand-in virtual person's lip movements.

          LIFEFX STAND-IN VIRTUAL PEOPLE. A Stand-in virtual person is a realistic generic or personalized computer representation of a human face that can be animated to appear to pronounce words at the same time the computer produces those words. A Stand-in virtual person is animated and viewed using a LifeFX player. Stand-in virtual people can be made from images taken by digital cameras or print photographs scanned on to a computer monitor. Stand-in virtual people can be used in facemail or can be web-enabled for use on Web sites. There are three types of Stand-in virtual people:

        - MOTION CAPTURED STAND-IN VIRTUAL PEOPLE. These Stand-in virtual people facilitate a highly realistic representation of a particular individual. These representations are created using our proprietary motion capture system. This process involves recording the physical movements of an individual to capture that individual's performance. This facilitates mimicking the nuances of a particular individual's facial movements and expression.

          For example, a company may want to have a Stand-in virtual person of its chairman as its spokesperson, or the company may engage a well-known celebrity to endorse its products on its Web site. Both of these applications require the highest quality and most accurate representation of that individual. Motion Captured Stand-in virtual people can produce this realism.

        - TALENT BOOK STAND-IN VIRTUAL PEOPLE. These Stand-in virtual people will be created through a process of combining data from many motion capture sessions, to create new and discrete Stand-in virtual people. These Stand-in virtual people have the capability to express a range of facial movements which are not attributable to any one individual. Accordingly, the talent book Stand-in virtual people can be used on many Web sites where there is no specific person or celebrity involved. We retain the rights to these Stand-in virtual people and they may be offered in either an exclusive or non exclusive arrangement to our clients.

          For example, a company will select from our talent book the Stand-in virtual person that best exhibits the qualities, demeanor and attributes that the company wants to convey to its customers, without having to find and hire a human spokesperson with the same attributes.

        - PHOTO CAPTURED STAND-IN VIRTUAL PEOPLE. These are Stand-in virtual people created by overlaying a single two-dimensional digital photograph onto a three-dimensional generic computer-generated Stand-in virtual person model. These Stand-in virtual people have the capability to express a limited range of facial movements. Our photo capture process permits the cost-effective creation of a Stand-in virtual person that is an accurate, realistic representation of an individual, but that lacks the specific nuances of that individual's expression.

          For example, a company may want to allow its employees to communicate using Stand-in virtual representations of themselves to enhance email messages with visual and emotional expressions, or in other communications applications that contain an embedded LifeFX player. In addition, consumers may want to have Stand-in virtual people of themselves for use in facemail or on their personal Web site.

          FACEMAIL. On December 13, 2000, we released the preview version of LifeFX Facemail(TM). More than 50,000 registered copies have been downloaded, free of charge. The LifeFX Facemail software includes the LifeFX Genesis Player and five generic Stand-in virtual people for use in e-mail correspondence. With speech driven by an embedded text-to-speech engine, Facemail users can send and receive talking e-mail to and from others that have downloaded the software. Users of Facemail can also give the Stand-in virtual people facial expressions by adding familiar emoticons to their message. Emoticons allow users to introduce emotional expression into content through certain keystroke commands. These familiar keystroke commands are commonly used across the Internet on instant messaging, e-mail and chatroom platforms. The emoticons we currently use include: :-) (smile); :-( (frown); I-( (disgusted); :-o (surprised); ;-) (wink); and :-x
     (kiss).

          SOFTWARE DEVELOPMENT KIT (SDK) & AUTHORING TOOLS. An SDK to facilitate integration of LifeFX Stand-in virtual people into a variety of applications is currently in beta testing. We intend to provide authoring tools that will permit full animation and control of LifeFX Stand-in virtual people using a flexible and powerful graphical user interface to program a wide range of emotional responses.

  Strategic Partnerships

     During the past year we have devoted substantial time, effort and resources to developing strategic relationships with other companies that can help us in connection with the development, marketing and distribution of our products and technology. We believe we can leverage our opportunities by joining forces with companies that, due to their technology, distribution channels and brand recognition, can both accelerate the time in which our products are brought to market and improve the quality and breadth of our product offering. The significant arrangements we have made to date are described below. We continue to actively seek additional strategic relationships, especially in such areas as computer and on-line gaming, entertainment and communications.

        - KODAK -- On January 17, 2001, we entered into a Marketing and Distribution Agreement with Eastman Kodak Company. This agreement provides that Kodak will market and distribute our Genesis player, as well as our next generation players, through all of its consumer distribution channels beginning in the first half of 2001. During 2001, we agreed to develop software for Kodak that will allow Kodak to convert digital images of a face (which can be created from an ordinary photograph) into a Stand-in virtual person. Upon Kodak's acceptance of this software, Kodak has agreed to: (a) build a facility to convert digital images into Stand-in virtual people; (b) actively market this service and product to consumers; (c) pay us a royalty for every Stand-in virtual person sold by Kodak; and (d) refrain from using any other software that could achieve the same purpose. During the term of the agreement we have agreed not to license this software to any other party that would use such software to create Stand-in virtual people in the consumer photography and imaging market. The Stand-in virtual people created by this process will be delivered by Kodak to consumers in a format that will allow consumers to use them in conjunction with our Genesis and subsequent-generation players for e-mail and Internet communications. If the consumer desires to use these Stand-in virtual people on a Web page, however, the consumer will be required to purchase this ability directly from us. The agreement also requires Kodak to process digital images for us in connection with our sales of Stand-in virtual people to commercial accounts. In all cases where our products are distributed or sold by Kodak, the products will include the "Powered by LifeFX" ingredient brand. We believe our arrangements with Kodak will accelerate the distribution of our players to consumers and, upon commercialization of this product line, generate a significant revenue stream for us. The term of our agreement with Kodak is three and one-fourth years from Kodak's acceptance of the software. The agreement contemplates completion and acceptance of the software by December 31, 2001. In addition to our agreement with Kodak, we granted Kodak a warrant to acquire the lesser of up to 1,650,000 shares of our common stock or a 4.9% ownership interest. The warrants may be exercised, in whole or in part, at any time prior to September 30, 2001. The initial exercise price is $3.75 per share, increasing to $4.50 a share after July 17, 2001. The warrant provides for certain protections against dilutive issuances as well as Kodak's right to exchange its rights under the warrant for tag-along rights in other offerings of our securities during the warrant's term.

        - IBM -- We have signed an agreement with IBM that allows us to embed ViaVoice, IBM's consumer text-to-speech ("TTS") engine, into our player technology. In addition, we have licensed two of our Stand-in virtual people to IBM for use on their Web site. This relationship provides us with a valuable opportunity to jointly market our products and services with IBM's more robust server-side TTS engine.

        - KIWILOGIC -- We have entered into an agreement with KiwiLogic, a developer of software that enables online companies to implement intelligent interactivity with their users. Under the terms of the agreement, our software will be interfaced with its natural language understanding (NLU) and artificial intelligence (AI) software programs. Our agreement with KiwiLogic also covers co-marketing and promotion efforts. As a European-based provider of electronic virtual assistants, KiwiLogic represents an international sales channel partner for our products and services in addition to their sales channel capabilities in the Unites States.

        - eGAIN COMMUNICATIONS -- Under the terms of our agreement with eGain, a developer of customer service software for online businesses, our software will interface with the eGain Communications Assistant, an NLU and artificial intelligence engine, for customer relationship management. Our agreement with eGain Communications also covers co-marketing and promotion efforts. eGain Communications will also act as a sales channel partner for us.

        - SOLILOQUY -- We have entered into an agreement with Soliloquy, a provider of intelligent, automated solutions that enable users to find information through targeted online dialogs. Under the terms of the agreement, our Stand-in virtual people will be integrated with Soliloquy's Dialog Expert software, allowing users to converse on Web sites as if speaking with real people. Our agreement with Soliloquy also covers co-marketing and promotion efforts.

  Sales, Marketing and Distribution

     LifeFX will target both the consumer and commercial markets with its product and service offerings. Our sales strategy for commercial markets is to pursue targeted accounts through a combination of direct and channel sales forces and strategic alliances. Sales activities typically include a product demonstration followed by a detailed technical review. To date, we have targeted our sales efforts at building strategic partnerships with companies from a growing range of industries whose product offerings complement our own and will expand our product capabilities.

     Our direct sales force is organized into teams that include both sales representatives and systems engineers. This effort is complemented by an indirect or channel partnership strategy. Through these channel partnerships, LifeFX is able to leverage additional sales, marketing and deployment capabilities. In the future, LifeFX intends to expand its distribution capabilities by increasing the size of its direct sales force, establishing additional sales offices both domestically and internationally and broadening its alliance activities. Our direct sales personnel currently are based at our corporate headquarters in Newton, Massachusetts.

     Our marketing strategy is to build a brand identity as the leading provider of Stand-in virtual people software for applications used across enterprises, communication networks and the Internet. Our marketing plan calls for the distribution of the LifeFX players free of charge to users, and advertising in select vertical market publications. Specifically, the marketing plan includes the following aspects:

     - Free distribution of the LifeFX Genesis and Babble players, in addition to our proprietary Facemail product;

     - Co-marketing with complementary software developers such as speech technology companies, customer relationship management companies, and enterprise web developers; and

     - Referrals to our Web site through traditional advertising and links to software distribution Web sites.

  Our Competition

     The market for computer-animated characters is new and we expect it to be competitive. Our principal competitors in the computer-animated realistic human face market include Microsoft, Apple, Avatarme, Graphco, Digimask, Athropics, Haptek, BioVirtual, LIPSinc, Real Networks, Macromedia, and Pulse 3D.

     Computer-generated characters that are currently, or may be, offered by our competition have varying levels of detail and complexity. Most competitors' characters are non-human characters; some are cartoon-like. Some competitors are using animation techniques that require the transmission of a large amount of data, which results in very lengthy software downloads and requires fast computers and large data storage capacity.

     Because of the automation that is inherent in our facial animation process, our technology produces a realistic image with natural movements. Images produced by our competitors utilize computer graphics that are based on artistic modeling techniques rather than soft biological tissue modeling techniques, which is the basis for the LifeFX technology.

     We believe that we will compete primarily based on the realistic result we will ultimately be able to achieve with our Stand-in virtual people as a result of our modeling techniques. As a consequence, we believe our products will have a broader acceptance and a higher level of desirability with our customers and consumers than our competitors' products.

  Our Intellectual Property

     We rely on a combination of patent, trade secret, copyright and trademark laws, and contractual restrictions to establish and protect intellectual property rights in our products, services, know-how and information. Much of our intellectual property is protected by non-disclosure, confidentiality and non-competition agreements with our employees, which, if breached, may be expensive to enforce.

     We own or have the right to use the LifeFX technology. We have an exclusive worldwide, perpetual paid-up license from UniServices to use its continuum modeling technology in all communication applications. We have acquired ownership of all the pertinent technology from UniServices that is incorporated into our Player. We own three U.S. patents have been issued ("Rapid High Resolution Image Capture System", U.S. Patent #5,999,209 and "Apparatus and Method for Representation of Expression In a Tissue Like System", U.S. Patent #6,064,390, and "Apparatus and Method for Rapid 3-D Image Paramertization U.S. Patent #6,101,269), each of which has at least one pending foreign counterpart. We also have five pending U.S. provisional patent applications. We plan to apply for other patents in the future. UniServices has not patented the source code licensed to LifeFX. See "Certain Relationships and Related Transactions."

     We have pending trademark applications for the following trademarks: Sales Force of the Internet; E-Motor Packs; Face of the Internet; Lifef/x; Digital Gene Pool; and Brought to Life...by Lifef/x. We also claim rights in the following marks: Powered by LifeFX; LifeFX Facemail; and Stand-in Virtual Person.

  Our Employees

     Our executive officers are based in the Boston metropolitan area. The majority of our employees are located in our Newton, Massachusetts headquarters. We also have a satellite office in Los Angeles, California. Subject to receiving additional financing, we intend to expand the Newton workforce significantly in 2001.

ITEM 2.  PROPERTIES.

     We have leased approximately 10,000 square feet of administrative and research and development space in the greater Boston area under a five year lease at a monthly rent of approximately $25,000. We have also leased approximately 2,000 square feet of research and development space in the greater Los Angeles area, under a two year lease with renewal options. We believe these facilities are adequate for our current purposes.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not involved in any claims or legal proceedings that may have a significant effect on our financial position, nor have we been involved in any legal proceedings that have had or may have a significant effect on our financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2000 to a vote of security holders of LifeFX, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock began trading on the OTC Bulletin Board on December 15, 1999. On September 18, 2000, our stock was approved for listing on the Nasdaq National Market under the symbol "LEFX". The table below sets forth the high and low closing sales prices of our common stock as reported on the OTC Bulletin Board and the Nasdaq National Market for the periods indicated.

                                                              PRICE RANGE
                                                              -----------
                                                              HIGH    LOW
                                                              ----    ---
1999
December 15, 1999 through December 31, 1999.................  $23     $12 7/16

2000
First Quarter...............................................   32      13
Second Quarter..............................................   32      14
Third Quarter...............................................   20       5 1/8
Fourth Quarter..............................................    9 7/8   4 1/8

     As of December 31, 2000, there were 19,207,401 shares of our common stock outstanding and approximately 445 shareholders of record.

                                DIVIDEND POLICY

     We have not paid any cash or stock dividends on our common stock since our incorporation and anticipate that, for the foreseeable future, any earnings will be retained for use in our business.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes thereto included in the Form 10-K.

     The selected financial data presented below as of December 31, 1997, 1998, 1999 and 2000 and for the period from inception (June 1, 1997) through December 31, 1997, for each of the years in the three-year period ended December 31, 2000 and for the period from inception (June 1, 1997) through December 31, 2000 are derived from the consolidated financial statements of LifeFX, Inc., which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants.

                                            PERIOD FROM
                                             INCEPTION                                            PERIOD FROM
                                           (JUNE 1, 1997)                                          INCEPTION
                                              THROUGH           YEAR ENDED DECEMBER 31,         (JUNE 1, 1997)
                                            DECEMBER 31,    --------------------------------        THROUGH
                                                1997         1998       1999         2000      DECEMBER 31, 2000
                                           --------------   -------   ---------   ----------   -----------------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenue..................................     $     --      $    --   $      --   $       --       $     --
  Loss from continuing operations........     $   (658)     $(1,444)  $ (14,065)  $  (11,571)      $(27,738)
  Loss from discontinued operation.......     $   (370)     $(4,061)  $ (18,552)  $       --       $(22,983)
  Net loss...............................     $ (1,028)     $(5,505)  $ (32,617)  $  (11,571)      $(50,721)
  Net loss per common share on a basic
    and
    diluted basis:
    Continuing operations................     $  (1.88)     $ (4.12)  $  (11.08)  $     (.60)            --
    Discontinued operation...............     $  (1.06)     $(11.60)  $   (2.36)  $       --             --
    Disposal.............................           --           --      (12.25)          --             --
                                              --------      -------   ---------   ----------       --------
                                              $  (2.94)     $(15.72)  $  (25.69)  $     (.60)            --
                                              ========      =======   =========   ==========       ========
Weighted average common shares
  outstanding............................      350,107      350,107   1,269,824   19,146,083             --
                                              ========      =======   =========   ==========       ========

                                                                      AS OF DECEMBER 31,
                                                              -----------------------------------
                                                               1997     1998      1999      2000
                                                              ------   -------   -------   ------
                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Working capital (deficiency)................................  $  110   $(4,571)  $ 6,559   $3,743
Total assets................................................  $7,686   $ 8,144   $21,473   $7,787
Total long-term debt........................................      --   $ 2,100   $    --   $  193
Total liabilities...........................................  $  713   $ 6,671   $10,820   $1,748
Shareholders' equity........................................  $6,972   $ 1,473   $10,653   $6,039

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read along with the "Selected Financial Data" and the consolidated financial statements and the related notes appearing elsewhere in this report.

OVERVIEW

     We have developed the LifeFX Stand-in(TM) virtual person, a highly lifelike generic or personalized computer representation of a human face, animated to appear to pronounce words at the same time the computer audibly produces those words. Stand-in virtual people can be made from photographs taken with digital cameras, from print photographs scanned on to a computer monitor, or from our proprietary motion capture system.

     On December 13, 2000, we released a free, preview version of our first product, LifeFX Facemail(TM), a software program that allows users to send and receive e-mails with LifeFX Stand-in virtual people that speak the text of the message. Over the next twelve months, we plan to continue LifeFX technology development, particularly to upgrade the quality, selection and usage of LifeFX Stand-in virtual people and the software used to create and run them, and to reduce the cost and time required for LifeFX to produce Stand-in virtual people. We also intend to increase our product marketing and distribution efforts.

     These activities will require that we add managerial, technical, marketing and support personnel, and expand and upgrade our computer hardware infrastructure. We currently have 46 employees. We intend to expand our workforce to approximately 60 employees within the next 12 months. In the event we obtain additional financing, we intend to further expand the workforce substantially. Because we invested significant amounts in equipment acquisitions and capital expenditures in 2000, we expect to invest less than $500,000 in 2001 for these uses. We do not expect to acquire or dispose of any operating facilities.

     Our business plan for the longer term future growth will require additional financing to fund our operations. To meet these funding requirements, we are seeking to raise capital through a private placement.

  Our Revenue Model

     We intend to license our LifeFX Stand-in virtual people technology on a non-exclusive basis. We expect to derive revenue from licensing, production and service support fees. LifeFX could also realize revenue from other fees on each LifeFX generated sale of a channel partner's product or service offering. We anticipate that the majority of our revenue will be generated from commercial Web sites.

     DIRECT LICENSING REVENUE. We expect to charge an annual license fee for commercial use of LifeFX technology. This annual fee would enable a client to use LifeFX technology on a specified number of Web pages. Because a client may have more than one Stand-in virtual person on its Web site, we expect to base the annual fee on the number of Web pages on which a Stand-in virtual person is used. We expect to charge small enterprise clients on a per page basis, while we expect to charge larger clients a flat fee for unlimited pages.

     For consumer use through our agreement with Kodak, LifeFX will receive a royalty for each Stand-in virtual person that is produced.

     PRODUCTION. We expect to charge our clients a separate one time production fee. The amount of the fee varies based upon whether they select a motion capture, talent book, or photo capture Stand-in virtual person.

     MAINTENANCE AND SUPPORT. We expect to charge an annual fee for the maintenance and support of our technology on a client's Web site.

     CHANNEL-BASED REVENUE. We anticipate that channel partners will use LifeFX technology as a means to further enhance their product and service offerings to differentiate themselves from their competition.

MILESTONES

     As part of our current strategic plan, we have set the following internal milestones for our operations and product development during the next twelve to twenty-four months:

     - Release the Babble Player. We successfully introduced our Genesis player in December 2000. Babble, the enhanced player, will allow a user to synchronize the lip movements of a Stand-in virtual person with the user's recorded speech.

     - Expand the Installation of Stand-in Virtual People on Web Sites. We have signed an agreement with IBM which allows IBM to embed two Stand-in virtual people on its Web site. We intend to license additional Stand-in virtual people to a wide range of companies for use on the Web.

     - Enhance Speech Capability. We are currently developing technology that will facilitate the synchronization of recorded speech with Stand-in virtual people's lip movements. This technology will comprise the Babble Player, streaming audio and server-side TTS engines.

     - Facilitate Simple Photo Capture of Stand-in Virtual People. We are working with our strategic partner, Kodak, to develop and commercialize the technology to rapidly create photo captured Stand-in virtual people in a low-cost, automated fashion.

     - Expand our Technology Platform. We intend to develop our technology for use in a wider range of communications devices and applications, including personal digital assistants, and networked and non-networked home appliances.

     - Improve Player Efficiency. We are working to improve the efficiency of our Stand-in virtual people software player, to reduce computer loading time of LifeFX Stand-in virtual people transmitted over the Internet.

     - Expand Player Compatibility. We are working to enhance the software that will allow our Stand-in virtual people to operate in additional popular e-mail programs.

     - Enhance Flexibility of Virtual People. We are developing additional software for consumers and professionals to direct a Stand-in virtual person's performance.

     - Improve TTS and Animation Interaction. We are focusing on enhancements that will improve the software that synchronizes the Stand-in virtual person's lips and speech.

MARKETING AND DISTRIBUTION

     More than 50,000 copies of the LifeFX Facemail(TM) program have been registered during our free preview, which commenced in December 2000. This preview version included five generic Stand-in virtual faces. In the future, users will be offered the ability to have personalized Stand-in virtual people created for a fee from photographs, as well as a variety of more sophisticated Stand-in virtual people for commercial use. See "Business -- Products and Services."

     Except for distributing the free preview version of LifeFX Facemail, our plan does not contemplate significant marketing or advertising expenses in 2001. We expect those receiving e-mailed Stand-in virtual people who lack the player needed to view and hear them will download the necessary software from our Web site, resulting in rapid proliferation of the use of our products. The costs of producing and distributing the free software are included in our cash expenditures for 2000 and 2001.

BACKGROUND -- MERGER TRANSACTION AND SALE OF NON-LIFEFX TECHNOLOGY ASSETS

     Pacific Title/Mirage, Inc. ("Pac Title/Mirage") was formed in 1997 as a visual effects company providing services to the U.S. film and television entertainment industry. The operations of Pac Title/Mirage included: the development of the LifeFX technology; optical 2D effects and film restoration; film scanning and recording services; and digital effects. In March 1999, the Pac Title/Mirage board of directors decided to concentrate the company's efforts on the LifeFX technology and discontinued all other operations. In

December 1999, Pac Title/Mirage was acquired by Fin Sports U.S.A., Inc., a publicly traded Nevada corporation with no active operations, in a reverse triangular merger transaction (the "Merger"). Following the Merger, Fin Sports' name was changed to Lifef/x, Inc. and the name of Pac Title/Mirage, its wholly owned subsidiary, was changed to Lifef/x Networks, Inc. In March 2000, LifeFX sold assets from the discontinued operations to a corporation owned by certain former stockholders of Pac Title/Mirage. See "Certain Relationships and Related Transactions."

RESULTS OF OPERATIONS

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenue. There have been no revenues from sales from the LifeFX technology through December 31, 2000, and we do not expect any revenue until the last quarter of 2001.

     General and administrative expenses. General and administrative expenses were $7,522,728 for the year ended December 31, 2000 compared to $1,493,590 for the year ended December 31, 1999, an increase of $6,029,138 or 404%. This increase is primarily due to the following items:

     - In December 1999, LifeFX recorded deferred stock compensation of $2,928,689 on stock options issued to an officer. This amount is being amortized ratably as options vest over the two year vesting period of the options. The related expense recorded for the year ended December 31, 2000 and included in general and administrative expenses was $1,171,466 compared to $656,541 for the year ended December 31, 1999, an increase of $514,925 or 78%;

     - In September 2000, LifeFX recorded deferred stock compensation of $1,950,000 on stock options issued to employees. This amount is amortized as the options vest. The related expense recorded for the year ended December 31, 2000 and included in general and administrative expenses was $520,000;

     - Administrative wages, taxes and benefits increased by $1,302,569 for the year ended December 31, 2000 over the comparable period last year as a result of the increased number of employees;

     - Legal and audit services were $1,266,165 for the year ended December 31, 2000 compared to $88,073 for the year ended December 31, 1999, an increase of $1,178,092. The increase was related to the registration of LifeFX common stock and other filings and general corporate matters relating to corporate organization; Other professional services were $1,094,667 for the year ended December 31, 2000 compared to $557,105 for the year ended December 31, 1999, an increase of $537,562. Year ended December 31, 2000 expenses were primarily related to the development and servicing of the corporate Web site, the development of corporate and administrative infrastructure and expenses related to investor and public relations. Year-ended December 31, 1999 expenses include $507,511 of accrued severance expense for a former executive;

     - LifeFX incurred expenses, under agreements with certain of its shareholders, relating to the delay in the approval of its common stock registration. Expenses were incurred from May 13, 2000 through August 8, 2000, when the stock was registered. The related expense recorded in the year ended December 31, 2000 and included in general and administrative expenses was $347,000;

     - LifeFX issued 25,000 stock warrants to a related party, with an exercise price of $17.55 and a ten year expiration, for consideration of rent. The fair value of the warrants of $40,000 is reflected as rent expense in the year ended December 31, 2000. LifeFX also issued 75,000 stock warrants to a related party with an exercise price of $9.26 and a ten year expiration, for consideration of consulting services. The fair value of the warrants for consulting services provided for the year ended December 31, 2000 is $25,000. This is reflected as consulting expense for the year ended December 31, 2000;

     - Depreciation expense increased by $372,000 for the year ended December 31, 2000 over the comparable period last year as a result of the addition of leasehold improvements, software, equipment and fixtures; and

     - Other general and administrative expenses increased by $1,257,000 for the year ended December 31, 2000 over the comparable period last year as a result of full time administrative operations. This is primarily due to increases in rent and utilities of $203,000 (excluding rent paid through the issue of warrants), travel of $110,000, insurance of $213,000, recruitment expense of $80,000, filing and other fees of $233,000 and temporary help of $59,000.

     Research and development expenses. Research and development expenses were $4,709,511 for the year ended December 31, 2000 compared to $1,754,253 for the year ended December 31, 1999, an increase of $2,955,258 or 168%. Research and development consists of costs related to LifeFX development activities. Salaries and wages, related personnel benefits and outside contractors expenses included in research and development were $3,612,000 for the year ended December 31, 2000 compared to $1,160,000 for the year ended December 31, 1999, an increase of $2,452,000. This reflects increased full-time research and development personnel and consulting staff, primarily at LifeFX's Newton, Massachusetts headquarters, over the comparable period of last year.

     We have an exclusive, world-wide, perpetual license and support agreement with Auckland UniServices Limited for the use of certain continuum modeling technology in commercial applications, excluding professional medical, engineering and scientific applications. Recurring license and development fees paid under the agreement included in research and development costs were $375,000 for the year ended December 31, 2000 and $500,000 for the year ended December 31, 1999.

     Other research and development expenses increased by $608,000 for the year ended December 31, 2000 over the comparable period last year as a result of full time development operations. This is primarily due to increases equipment rental of $170,000, service fees of $206,000, recruitment expense of $112,000.

     Interest income. Results for the year ended December 31, 2000 include interest income of $709,647. This interest income relates to the proceeds from the private placement offering that were held in highly liquid short-term investments. Interest income for the year ended December 31, 1999 was $17,249.

     Interest expense. On December 30, 1999, Safeguard Scientifics, Inc. ("Safeguard") exchanged $14,086,837 of Pac Title/Mirage debt and related accrued interest owed to Safeguard for warrants to buy 3,997,500 shares of LifeFX common stock at an exercise price of $.01 per share. In addition, Safeguard received warrants to purchase 5,862,500 shares of LifeFX common stock at an exercise price of $6.00 per share. The $23,389,176 value assigned to the warrants, less the $14,086,837 of debt and accrued interest converted, or $9,302,339, was recorded as additional paid-in capital and as interest expense in the year ended December 31, 1999.

     In addition, LifeFX recorded interest expense of $1,462,383 during the year ended December 31, 1999. This amount represents the fair value of 10,375,000 warrants to purchase Pac Title/Mirage common stock issued to Safeguard in relation to $9.5 million of loans made by Safeguard to Pac Title/Mirage in 1999.

     Discontinued operation. In March 1999, Pac Title/Mirage's Board of Directors decided to concentrate on development of the LifeFX technology and initiated steps to dispose of non-LifeFX operations. Results from the discontinued operation for the year ended December 31, 1999 consist of the following: (i) an operating loss on discontinued operation prior to the measurement date (March 31, 1999) of $3,002,332 (which includes a $1,400,000 impairment loss on long-lived assets); and (ii) a $15,549,874 provision for loss on disposal of discontinued operation for the following: a $9,949,874 reserve for estimated operating losses on discontinued operation from the measurement date through the estimated remaining disposal period and an estimated loss on disposal of $5,600,000.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenue. There has been no revenue from the LifeFX technology through December 31, 1999, and we do not expect any revenue until late in 2001.

     General and administrative expenses. General and administrative expenses of $1,493,590 for the year ended December 31, 1999 represented an increase of $1,311,648, or 721%, over the prior year. The majority of the increase in 1999 over 1998 is related to the following:

      (i) In 1999, LifeFX recorded deferred stock compensation of $2,928,689 on stock options issued to an officer. This amount is being amortized over the options' two year vesting period. The related expense recorded in 1999 and included in general and administrative expenses was $656,541. See note 6 to the consolidated financial statements; and

     (ii) 1999 includes $507,511 of accrued severance expense for a former executive. In addition, occupancy costs increased approximately $42,000 in 1999 over 1998, because Pac Title/Mirage occupied its new facility for only a portion of 1998.

     Research and development expenses. Research and development expenses increased by $551,491, or 46%, to $1,754,253 for the year ended December 31, 1999 from $1,202,762 for the year ended December 31, 1998. Salaries and related personnel benefits of the LifeFX development personnel have historically been the major portion of our research and development cost. Personnel costs included in research and development were $1,145,167 for the year ended December 31, 1999 compared to $640,660 for the year ended December 31, 1998, an increase of $504,507. LifeFX has an exclusive, world-wide, perpetual license agreement with UniServices for the modeling technology that is used in LifeFX development. Annual license and development fees under the agreement included in research and development costs were approximately $500,000 for each of the years ended December 31, 1999 and 1998.

     Interest expense. On December 30, 1999, Safeguard exchanged $14,086,837 of Pac Title/Mirage debt and related accrued interest owed to Safeguard for warrants to buy 3,997,500 shares of LifeFX common stock at an exercise price of $.01 per share. In addition, Safeguard received warrants to purchase 5,862,500 shares of LifeFX common stock at an exercise price of $6.00 per share. The $23,389,176 value assigned to the warrants, less the $14,086,837 of debt and accrued interest converted, or $9,302,339, was recorded as additional paid-in capital and as interest expense in the year ended December 31, 1999.

     In addition, LifeFX recorded interest expense of $1,462,383 during the year ended December 31, 1999. This amount represents the fair value of 10,375,000 warrants to purchase Pac Title/Mirage common stock issued to Safeguard in relation to $9.5 million of loans made by Safeguard to Pac Title/Mirage in 1999.

     Discontinued operation. In March 1999, Pac Title/Mirage's Board of Directors decided to concentrate on LifeFX development and initiated steps to dispose of non-LifeFX operations. Results from this discontinued operation for the year ended December 31, 1999 consist of the following: (1) An operating loss on discontinued operation prior to the March 31, 1999 measurement date of $3,002,332 that includes a $1,400,000 impairment loss on long-lived assets, and
(2) a provision for a $15,549,874 loss on disposal of discontinued operation for a $7,449,874 reserve for operating losses on discontinued operation from March 31, 1999 until December 31, 1999 and a provision for estimated losses for the remaining disposal period of $2,500,000 and estimated loss on disposal of $5,600,000.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations from private sales of convertible preferred and common stock, loans from shareholders, bank loans and lease financing.

     As of December 31, 2000 the Company had $5.2 million of cash. Subsequent to year-end the Company received a commitment from Safeguard for an additional investment of $5.0 million through the exercise of common stock warrants held by Safeguard. The combination of the cash on hand and cash from the Safeguard warrant exercise should be sufficient to fund the Company's operations through 2001. Our business plan for longer term future growth of the Company will require additional financing for our operations and for potential acquisitions. Such financing may not be available to us on a timely basis if at all or, if available, on terms acceptable to us. If we fail to obtain acceptable additional financing, we may be required to reduce planned expenditures or forego acquisition opportunities which could reduce our revenues, increase our losses, and harm our business.

     Net cash used in operating activities was $9.1 million in 2000, $11.0 million in 1999, and $551,000 in 1998. Net cash used in 2000 was primarily due to the net loss for the year and a $.2 million increase in prepaid and other assets, partially offset by a non-cash expense of $1.7 million relating to stock options, non cash expense of $.1 million relating to stock warrants, and a $.6 million increase in accounts payable and accrued liabilities. The net cash used in operating activities in 1999 was primarily due to the net loss for the period, primarily from the discontinued operation that used $9.1 million of cash in operating activities compared to $1.9 million used by continuing operations of LifeFX. Net cash used in operating activities in 1998 represented a use of $1.3 million due to the loss on continuing operations partially offset by $700,000 in net cash provided by operating activities of the discontinued operation.

     Net cash used in investing activities was $2.7 million for the year ended December 31, 2000, $1.2 million in 1999, and $2.6 million in 1998. The net cash used in the year ended December 31, 2000, and the years 1999 and 1998, represents purchases of plant and equipment. The net cash used in investing activities in the years ended December 31, 1999 and 1998 consists of cash used in investing activities related to the discontinued operation, principally the acquisition of Pacific Title and Art Studio.

     Net cash provided by financing activities for the year ended December 31, 2000 was $9.1 million. This primarily represents the receipt of proceeds of $9.1 million from the sale of stock through private placement that were held in escrow at December 31, 1999. Net cash provided by financing activities was $19.9 million in 1999, and $3.2 million in 1998.

     The net cash provided by financing activities in 1999 primarily represented $12.3 million in loans provided by Safeguard and $7.2 million of net proceeds received from the private placement. Net cash provided by financing activities in 1998 primarily consisted of $3.2 million of loans from Safeguard.

     In the December 1999 offering, LifeFX raised $18 million from a sale to investors of 6,000,000 units at $3.00 per unit, each unit consisting of: (i) one share of common stock and (ii) a warrant to purchase .01 share of common stock at $7.50 per share, exercisable within 18 months after purchase. The private placement was fully subscribed, and we have received all funds. The first portion of the private placement closed in December 1999, and the second portion closed in February 2000.

     At December 31, 1999, only a portion of the $18 million was actually received by us. Of this amount, $9,051,000 of escrow funds and cash from stock subscriptions had been received by the escrow agent but had not yet been transferred to us. This amount was carried as restricted cash in the accompanying consolidated financial statements at December 31, 1999. Subsequent to year end, these funds in escrow were released to us. Offering costs of the private placement amounted to $1,395,000, resulting in net proceeds of $16,605,000 from the offering. These net proceeds, less funds for current operations, have been, and will continue to be, invested in highly liquid short-term investments.

     The purpose of the private placement was to fund continuing LifeFX technology development, product marketing and distribution, acquisition of management and support resources and construction of the infrastructure to facilitate future growth. A significant portion of our expenses are allocated to developing our stand-in technology and the enabling player software. Also, we plan to develop improved systems for low cost image capture and the mass production of stand-ins. We are and continue to be engaged in discussions with suppliers of voice and lip synch technologies, as well as artificial intelligence. We intend to pursue relationships with channels that will aid in the sale and implementation of our products, including Web site builders and integrators of customer relationship management systems.

     In January 2001, Safeguard committed to invest on demand an additional $5.0 million in the Company. This new investment will be effected through the exercise of outstanding warrants held by Safeguard. Safeguard intends to exercise 10.2 million of its $.01 warrants and 1.98 million of $2.50 warrants to complete the $5.0 million investment.

INFLATION

     We do not believe that inflation has had any material effect on our business over the past two years.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. It requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. We do not expect that adoption of Statement of Financial Accounting Standards No. 133 will have any impact on our consolidated financial statements as we currently do not hold any derivative financial instruments.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). This bulletin, as amended, established guidelines for revenue recognition and originally was effective for periods beginning after March 15, 2000. In June 2000, the SEC announced that the effective date of SAB 101 was being delayed until no later than the quarter ending December 31, 2000. The adoption of the guidance required by SAB 101 did not have any impact on our financial condition or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees". This interpretation clarified the application of Opinion 25, including among other issues: (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock ownership plan qualifies as noncompensatory, (c) the accounting implications of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for the exchange of stock compensation awards in a business combination. The Interpretation was effective July 1, 2000 and the effects of applying the Interpretation are recognized on a prospective basis. The adoption did not have a material impact on its financial condition or results of operations.

RISK FACTORS

     The risks and uncertainties described below are not the only ones facing LifeFX, and there may be additional risks that we do not presently know of or that we consider immaterial. All of these risks may impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.

UNLESS OUR PRODUCT DEVELOPMENT EFFORTS ARE SUCCESSFUL, WE WILL HAVE A VERY LIMITED PRODUCT LINE THAT MAY NOT GENERATE REVENUE.

     Although we recently released a preview version of one of our products, we have not charged our users for the download, and we are still developing refinements and enhancements. Our other products are still in the planning or research and development stages. It may be more difficult or complicated to complete these products than we now believe, so we may encounter delays or greater costs than we expect or find that we cannot make any product at a commercially viable price. For example, our agreement with Kodak requires us to create during 2001 the necessary software to allow Kodak to produce Stand-in virtual people for sale to consumers. If we are unable to meet Kodak's requirements -- as to either timelines or quality -- Kodak may terminate our agreement with them. Without products to sell, we will have no revenue. Early stage ventures like LifeFX have a high failure rate.

EVEN IF WE COMPLETE OUR PRODUCT DEVELOPMENT, THERE MAY BE NO MARKET FOR OUR PRODUCTS.

     In the absence of a market for photo-realistic animations of speaking human faces, we will be unable to sell our products. We have only limited means to determine the interest our products will generate. We expect this uncertainty to continue at least to the second half of 2001, when we first expect to receive revenue from our proposed products.

WE BELIEVE OUR PRODUCTS WILL BE UNSUCCESSFUL UNLESS WE ESTABLISH MARKET RECOGNITION QUICKLY AFTER WE INTRODUCE OUR PRODUCTS.

     We believe it is imperative to our success that we obtain significant Internet market share for our products quickly, before other competitors enter the market. We believe that, assuming a market for products like ours develops, an early entrant that gains significant market share will dominate the market, significantly reducing opportunities for competitors. We have very limited experience conducting marketing campaigns for Internet products, and we may fail to generate significant interest. We cannot be certain that we will be able to build our brand and realize commercial acceptance of our products and services.

OUR INTENDED MARKET MIGHT PREFER THE PRODUCTS OF WELL-ESTABLISHED COMPETITORS, WHICH COULD RESULT IN OUR REVENUES FALLING BELOW EXPECTATIONS, AND PREVENT US FROM BECOMING PROFITABLE.

     The principal competitive products in the computer-generated animated images market include Microsoft V-Chat 2.0 and Microsoft Agent. Microsoft has substantially more financial, technical, marketing, distribution and other resources, greater name recognition and stronger market presence than we do, which might result in greater market acceptance of Microsoft's products than ours.

COMPETING INFERIOR PRODUCTS COULD IMPAIR THE MARKET FOR PRODUCTS LIKE OURS, PREVENTING US FROM ESTABLISHING PROFITABLE LEVELS OF SALES OF OUR PRODUCTS, EVEN IF OUR PRODUCTS ARE TECHNOLOGICALLY SUPERIOR.

     If consumers are disappointed with a product similar to ours, even though inferior, they may be reluctant to try our products. LifeFX might be required to spend substantial amounts to differentiate LifeFX products from those of competitors.

OUR PRODUCTS COULD BE DELAYED, WHICH MAY REDUCE THEIR COMMERCIAL SUCCESS AND THE REVENUES THEY CAN GENERATE, IF WE LOSE ANY OF OUR KEY TECHNICAL PERSONNEL OR A KEY BUSINESS RELATIONSHIP.

     Development of the LifeFX technology is very technical and we depend on certain personnel, who combine specialized technical knowledge of highly realistic computer representations of human animation with broad knowledge of the Internet. Currently we have four key technical employees, the loss of any of whom would be a setback to our product development schedule. We have entered into employment agreements with each of these key employees and have incentivized them with stock options.

     We also maintain business relationships with certain persons who are important to the success of our operations. Dr. Ian Hunter is a director of, and technical consultant to, LifeFX. Dr. Hunter's brother, Dr. Peter Hunter, is a leader of the Auckland UniServices Limited ("UniServices") scientific development team which supports development of the LifeFX technology. Dr. Peter Hunter is our key interface at UniServices. Because we license a portion of the LifeFX technology from UniServices, our relationship with UniServices is critical to our business and prospects. We currently have an excellent working relationship with Ian Hunter, Peter Hunter and UniServices, and expect this relationship to continue indefinitely. However, if the relationship were to deteriorate in any way, our product development could be delayed.

TO STAY IN BUSINESS, WE WILL REQUIRE FUTURE ADDITIONAL FUNDING WHICH WE MAY BE UNABLE TO OBTAIN ON FAVORABLE TERMS, IF AT ALL.

     In January 2001, we received a commitment for the exercise of $5.0 million in outstanding warrants by Safeguard Scientifics, Inc., our largest stockholder. Although we believe that this investment will be sufficient to fund our operations through 2001, we cannot be certain of the amount of additional capital we will need. Over time, we will require additional financing for our operations or potential acquisitions. This additional financing may not be available to us on a timely basis if at all, or, if available, on terms acceptable to us. We have not yet generated any revenue from our operations. Our growth strategy involves significant increases in our expenditures for a variety of sales and marketing activities and product development and infrastructure improvements. If we fail to obtain acceptable additional financing, we may be required to reduce our planned expenditures or forego acquisition opportunities, which could reduce our revenues, increase our losses, and harm our business. Moreover, additional equity financing could dilute the per share value of our shares for existing stockholders while additional debt financing could restrict our ability to make capital expenditures or incur additional indebtedness, all of which could impede our ability to grow.

WE MAY HAVE DIFFICULTY MANAGING THE EXPANSION OF OUR OPERATIONS, AND ANY FAILURE TO DO SO WILL HARM OUR BUSINESS.

     Assuming additional financing will be obtained, we intend to undertake rapid growth in the number of our employees and the scope of our operations, and anticipate that further expansion will be required to achieve growth in our customer base and to develop and seize market opportunities. Rapid expansion could place a significant strain on our senior management team and operational and financial resources and there may be times when our opportunities for revenue growth may be limited by the capacity of our internal resources rather than by the absence of market demand. To manage the expected growth of our operations and personnel, we will need to improve existing, and implement and integrate new, operational and financial systems, procedures, and controls. We also will need to expand, train, and manage our growing employee base as well as expand and maintain close coordination among our sales and marketing, finance, administrative, and operations staff. Further, we may be required to enter into additional relationships with various software developers and other third parties necessary to our business. A successful continued expansion will also require us to further develop expertise in complex contract negotiations. We cannot guarantee that our current and planned systems, procedures, and controls will be adequate to support our future operations, that we will be able to hire, train, retain, motivate, and manage the required personnel or that we will be able to identify, manage, and benefit from existing and potential strategic relationships and market opportunities. If we do not effectively manage the budgeting, forecasting, and other process control issues presented by such a rapid expansion, our business will suffer. If we are unable to undertake new business due to a shortage of staff or technology resources, our growth will be impeded. Therefore, there may be times when our opportunities for revenue growth may be limited by the capacity of our internal resources rather than by the absence of market demand.

TO DEVELOP AND MAINTAIN OUR TECHNOLOGY AND GENERATE SALES, WE MUST ATTRACT AND RETAIN QUALIFIED PERSONNEL, WHICH IS PARTICULARLY DIFFICULT FOR US BECAUSE WE COMPETE WITH OTHER HIGH TECHNOLOGY COMPANIES AND ARE LOCATED IN THE NEW ENGLAND AREA WHERE COMPETITION FOR PERSONNEL IS EXTREMELY INTENSE.

     Qualified personnel are in great demand throughout the computer software, hardware, and networking industries. The demand for qualified personnel is particularly acute in the New England area due to the large number of Internet, software, and other high technology companies and low unemployment in the region. Our success depends in large part upon our ability to attract, train, motivate, and retain highly-skilled employees, particularly sales and marketing personnel, software engineers, and technical support personnel. If we are unable to attract and retain the highly-skilled technical personnel that are integral to our sales, marketing, product development, and customer support teams, the rate at which we can develop new products or product enhancements, or generate sales may be limited.

OUR BUSINESS DEPENDS ON OUR ABILITY TO SAFEGUARD OUR INTELLECTUAL PROPERTY, AND IF WE ARE UNABLE TO PROTECT IT, OUR COMPETITIVE POSITION WILL SUFFER.

     Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks, and contractual arrangements to protect our intellectual property. The steps we have taken to protect our technology may be inadequate. Existing trade secret, trademark, and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. The laws of certain foreign countries in which our products are, or may be, developed or sold may not fully protect our products or our intellectual property rights. This may make the possibility of piracy of our technology and products more likely. We cannot guarantee that the steps we have taken to protect our intellectual property will be adequate to prevent infringement or misappropriation of our technology. In addition, detection of infringement or misappropriation is difficult. Even if we do detect infringement or misappropriation of our technology, we may be unable to enforce our proprietary rights, which could result in harm to our business. Recently, there has been increased litigation regarding patent and other intellectual property rights in Internet- and software-related industries. We may engage in litigation to attempt to

     - enforce our patents;

     - protect our trade secrets or know-how;

     - defend ourselves against claims that we infringe the rights of others; or

     - determine the scope and validity of the patents or intellectual property rights of others.

Any litigation could be unsuccessful, result in substantial cost to us, and divert our management's attention, which could harm our business.

IF OUR OPERATIONS INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS WE MAY INCUR SUBSTANTIAL COSTS IN LITIGATION, PAYING DAMAGES, SEEKING LICENSES OR ALTERING OUR PRODUCTS.

     Particular aspects of our technology could be found to infringe on the intellectual property rights or patents of others. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. We cannot predict the extent to which we may be required to engage in litigation, pay damages, seek licenses, or alter our products so that they no longer infringe the rights of others. Litigation could result in substantial costs to us and divert our management's attention, which could harm our business. If we do not prevail in any such litigation we could be forced to pay significant damages or amounts in settlement. We cannot guarantee that the terms of any licenses we may be required to seek will be reasonable or available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical or could detract from the value of our Stand-in technology. In addition, we indemnify our partners and customers from liability they may incur as a consequence of infringement by our technology. Our indemnity obligations could cause us to incur substantial expense if any of our strategic partners incur losses as a result of infringement by our technology.

IF WE ARE UNABLE TO ENHANCE THE FUNCTIONALITY OF OUR STAND-IN TECHNOLOGY AS THE MARKET EVOLVES, OUR PRODUCTS COULD FAIL TO GAIN MARKET ACCEPTANCE.

     Because the market for our technology is emerging and subject to rapid technological change, the lifecycles of our products are difficult to predict. Competitors may introduce new applications or enhancements to existing products employing new technologies, which could render our existing Stand-in technology obsolete and unmarketable.

     To be successful and prevent price erosion, our products must keep pace with technological developments and address the ever-changing and increasingly sophisticated needs of our customers. Our business will suffer if we are unable to develop, release, and market new software product enhancements on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, or fail to respond to evolving industry or technology standards.

IF OUR SOFTWARE CONTAINS MATERIAL ERRORS, THEY MAY BE COSTLY TO CORRECT, REVENUES MAY DECLINE, WE MAY FACE LITIGATION, AND OUR REPUTATION COULD BE HARMED.

     Our technology is complex and may contain material errors or defects that are not discovered until after download and installation. If we discover any such defects, we may be unable to successfully correct them in a timely manner, if at all. In addition, we may be required to dedicate significant resources to remedy these problems. Defects may leave us susceptible to costly warranty claims and litigation. Although we maintain product liability coverage under our general liability insurance to guard against losses caused by defects in our products, we cannot guarantee that our coverage will continue to be available on reasonable terms, or that it will be available in amounts sufficient to cover one or more large claims. Our insurer may disclaim coverage as to any future claim. Despite the existence of our insurance, defects in our software may also harm our reputation, reduce our market acceptance, and affect our ability to generate revenue in the future.

WE ARE, AND WILL CONTINUE TO BE, CONTROLLED BY OUR OFFICERS, DIRECTORS AND EXISTING STOCKHOLDERS, WHICH COULD RESULT IN OUR TAKING ACTIONS OF WHICH FUTURE STOCKHOLDERS DO NOT APPROVE.

     As of January 31, 2001 our directors and executive officers beneficially own approximately 32.4% of LifeFX and Safeguard owns approximately 13.2% of LifeFX. As a result, together, our officers, directors and Safeguard will continue to be able to control most matters requiring stockholder approval. Among other things, they will be able to elect a majority of the directors and approve significant corporate matters. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their common stock in such a change of control.

YOU SHOULD NOT EXPECT TO RECEIVE DIVIDENDS FROM US.

     We have never paid or declared any cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future.

THE GROWTH OF OUR BUSINESS DEPENDS ON THE INCREASED USE OF THE INTERNET FOR COMMUNICATIONS, ELECTRONIC COMMERCE AND ENTERTAINMENT.

     The growth of our business depends on the continued growth of the Internet as a medium for communications, electronic commerce and entertainment. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium. The Internet may not ultimately be accepted as a viable commercial medium for delivering multimedia content or communications for a number of reasons which could inhibit the growth and use of the Internet, including:

     - potentially inadequate development of the necessary infrastructure to accommodate growth in the number of users and Internet traffic;

     - lack of support of the Internet as a medium for electronic commerce and related customer support issues;

     - delays in the development or adoption of new technological standards and protocols; and

     - increased governmental regulation of the Internet, or inconsistent regulations between state, federal and foreign governments.

In addition, we believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service and necessary increases in bandwidth availability, remain largely unresolved and may affect the amount of business that is conducted over the Internet. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth. As a result, its performance and reliability may decline. In addition, Web sites have experienced interruptions in service as a result of outages, system attacks and other delays occurring throughout the Internet network infrastructure. If these outages, attacks or delays occur frequently or on a broad scale in the future, Internet usage, as well as the usage of our products, could grow more slowly or decline.

WE LICENSE THIRD-PARTY TECHNOLOGIES, AND IF WE CANNOT CONTINUE TO LICENSE THESE OR ALTERNATE TECHNOLOGIES IN A TIMELY MANNER AND ON COMMERCIALLY REASONABLE TERMS, OUR BUSINESS COULD SUFFER.

     We intend to continue to license technologies from third parties, including applications used in our research and development activities and technology which is integrated into our software. These third-party technologies and any that we may utilize in the future may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology into our services. This in turn could harm our business and operating results.

FUTURE SALES BY EXISTING SECURITY HOLDERS COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could significantly decline. Approximately 11,500,000 shares of our common stock currently held by certain of our stockholders are subject to a lock-up agreement which restricts the transfer of such shares. On June 12, 2001, the lock-up agreement will expire and the restrictions on transfer of such shares, most of which have been registered for resale under the Securities Act, will terminate. Holders of those shares will then be able to sell them freely in the open market.

OUR STOCK PRICE MAY BE VOLATILE.

     The market price for our common stock may be highly volatile. Factor such as quarterly fluctuations in our results of operations, the announcement of technological innovations or new products by us or our strategic partners or competitors, and general conditions in the industry in which we compete may have a significant impact on the market price of our common stock. Occasionally, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought such a lawsuit against us, even if the lawsuit were without merit, we could incur substantial costs defending the lawsuit. The lawsuit would also divert the time and attention of our management.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this report that are not related to historical results, including statements regarding our business strategy and objectives, our ability to achieve the intended benefits of our strategy and objectives, future financial position, revenue models, our ability to complete development of our technology, our ability to establish strategic relationships, adoption of our technology by consumer or commercial Web sites, and our ability to retain key employees, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, we cannot assure that they will prove to be accurate. Actual results could be substantially different from those discussed in the forward-looking statements, due to a variety of factors, including, competition from other similar businesses, market factors and general economic conditions. All forward-looking statements contained in this report are qualified in their entirety by this statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     To date, we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. We invest our cash in money market accounts and short-term marketable securities. We believe the market risks associated with these financial instruments are immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names and ages of all of our directors, executive officers and key employees as of December 31, 2000. All directors will serve until the next annual meeting of shareholders or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are appointed to serve until the first board of directors meeting following the annual meeting of shareholders.

                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
Lucille S. Salhany.........................  54    Chief Executive Officer, Co-President and
                                                     Director
Michael Rosenblatt.........................  50    Co-President and Chairman of the Board of
                                                     Directors
Richard A. Guttendorf, Jr..................  58    Chief Financial Officer, Secretary and
                                                     Director(1)
Ian Hunter.................................  47    Director
Raymond Kurzweil...........................  52    Director
Robert Verratti............................  57    Director(2)
Stephen J. Andriole........................  51    Director(2)
Nancy Hawthorne............................  49    Director(1)
Dr. Leslie G. Selbovitz....................  51    Director(1)
Serge Lafontaine...........................  51    Chief Technology Officer, LifeFX Networks,
                                                   Inc.
Paul Charette..............................  38    Vice President and Co-Director of Research
                                                   and Development, LifeFX Networks, Inc.
Mark Sagar.................................  34    Vice President and Co-Director of Research
                                                   and Development, LifeFX Networks, Inc.
Keith Waters...............................  38    Senior Technology Officer, LifeFX Networks,
                                                     Inc.

---------------
(1) Member of Company's Audit Committee.

(2) Member of Company's Compensation Committee.

BACKGROUND AND EXPERIENCE

     Lucille S. Salhany. Ms. Salhany became Chief Executive Officer, Co-President and a director of LifeFX on December 14, 1999. Ms. Salhany was President of JH Media, Ltd. an advisory company with offices in Boston and Los Angeles from 1997 until December 1999. From 1994 through 1997, Ms. Salhany was President and CEO of the United Paramount Network. Previously, Ms. Salhany was Chairman of the FOX Broadcasting Company, Chairman of Twentieth Television and a member of the FOX, Inc. Board of Directors. Ms. Salhany guided the networks' expansion from four to seven nights of programming and was instrumental in FOX's acquisition of the broadcast rights to the NFL. Prior to that Ms. Salhany was President, Paramount Domestic Television. Ms. Salhany serves on the Boards of Directors of Compaq Computer Corporation, Boston Restaurant Associates, Inc., Emerson College and iMedium, Inc.

     Michael Rosenblatt. Mr. Rosenblatt became Co-President and Chairman of LifeFX on December 14, 1999. Mr. Rosenblatt served as Vice Chairman and director of Pac Title/Mirage from October 1998 until its merger (the "Merger") with Fin Sports U.S.A., and served as Co-President and director of Pac Title/Mirage from 1997 to October 1998. Since 1995 he has been President of Mirage Technologies, Inc., the general partner of Mirage Technologies L.P. which, together with Safeguard and Robert Verratti, formed Pac Title/ Mirage in October 1997. In 1974 Mr. Rosenblatt also founded Atlantic Entertainment Group, Inc., which became one of the largest privately held motion picture production and distribution companies in the United States. Mr. Rosenblatt is also a member of the Executive Branch of the Motion Picture Academy of Arts and Science.

     Richard A. Guttendorf, Jr. Mr. Guttendorf became Chief Financial Officer, Secretary and a director of LifeFX on December 14, 1999. He serves on our audit committee. Mr. Guttendorf has been a director of Pac Title/Mirage since November 1997 and served as its Chairman and Chief Executive Officer from October 1998 until the Merger. From September 1996 until January 2001, Mr. Guttendorf served as a Vice President of Safeguard. Mr. Guttendorf was previously Chief Executive Officer of Laser Communications, Inc., a leading manufacturer of short haul, laser optic wireless communications equipment. Prior to Laser Communications, Inc., he was Chief Financial Officer of InterDigital Communications Corporation, a manufacturer and licensor of digital wireless telephone equipment and was Chief Financial Officer of Atlantic Financial, an $8 billion financial institution.

     Dr. Ian Hunter. Dr. Hunter became a director of LifeFX on December 14, 1999. Dr. Hunter has been a consultant to LifeFX since January 4, 2000. Dr. Hunter was Director of Research and Development of Pac Title/Mirage from October 1997 until the Merger. Dr. Hunter has been a Professor of Mechanical Engineering and Bio-Engineering at the Massachusetts Institute of Technology since 1994.

     Ray Kurzweil. Mr. Kurzweil became a director of LifeFX on September 18, 2000. Mr. Kurzweil is the founder, chairman and chief executive officer of Kurzweil Technologies, Inc., a software development firm. Mr. Kurzweil is also president and chief executive officer of Medical Learning Company, Inc. and Family Practice.com and serves on the board of directors of Medical Manager Corp.

     Robert Verratti. Mr. Verratti became a director of LifeFX on December 14, 1999. He serves on our compensation committee. Mr. Verratti served as Chief Executive Officer and Chairman of the Board of Pac Title/Mirage from 1997 to October 1998. Since 1980, Mr. Verratti has been the President of Charlestown Investments, Ltd., a company specializing in investments in companies in turnaround or undervalued situations. Mr. Verratti is also a managing director of TL Ventures. Mr. Verratti serves on the boards of directors of Webvision, Inc., OE Waves, Inc. and OPT 4, Inc.

     Dr. Stephen J. Andriole. Dr. Andriole became a director of LifeFX on March 15, 2000. He serves as chairperson of our compensation committee. From October 1997 to December 2000, Dr. Andriole was Senior Vice President and Chief Technology Officer of Safeguard Scientifics, Inc. From March 1995 to October 1997, Dr. Andriole was Chief Technology Officer and Senior Vice President for Technology Strategy at CIGNA Corporation. Dr. Andriole serves on the boards of directors of: US Data; aligne, Inc.; iMedium, Inc.; Integrated Visions, Inc.; the Ben Franklin Technology Center of Southeastern Pennsylvania; Broadreach Consulting, Inc.; and STORM Systems.

     Nancy Hawthorne. Ms. Hawthorne became a director of LifeFX on May 24, 2000. Ms. Hawthorne has been a private investor since 1997. She serves as chairperson of our audit committee. Until 1996, Ms. Hawthorne was Chief Financial Officer of Continental Cablevision, Inc., a cable television system operator. From 1996 to 1997, Ms. Hawthorne was Senior Vice President of MediaOne, the surviving company of the merger of Continental Cablevision, Inc. and US West. Ms. Hawthorne is Chairperson of the board of directors of World Clinic, Inc. and serves on the boards of directors of Avid Technology, Peroni Corporation, New England Zenith Fund and CGU.

     Dr. Leslie G. Selbovitz. Dr. Selbovitz became a director of LifeFX on July 6, 2000. He serves on our audit committee. Since August 1998, Dr. Selbovitz has been Senior Vice President for Medical Affairs and Chief Medical Officer at Newton-Wellesley Hospital. He is also Associate Clinical Professor of Medicine at Tufts University School of Medicine, and serves on the Executive Committee of Partners HealthCare System, Inc. From 1990 to 1998, Dr. Selbovitz was Medical Director for Quality, Utilization and Risk Management at Baystate Medical Center. While at BayState Medical Center, he founded and directed the office of Clinical Practices Evaluation and Management to develop an explicit approach to technology evaluation and clinical policies. Dr. Selbovitz received his M.D. degree from the University of Rochester in 1975, and his Bachelor of Arts degree from Cornell University in 1971.

     Dr. Serge Lafontaine. Dr. Lafontaine became the Chief Technology Officer of LifeFX on December 14, 1999. From October 1997 until the Merger, he was Co-Director of Research of Pac Title/Mirage and Assistant Director of Research of Mirage Technologies. Dr. Lafontaine has been a post-doctoral fellow in mechanical engineering at the Massachusetts Institute of Technology since 1999, and was previously a post-doctoral associate in mechanical engineering at the Massachusetts Institute of Technology from 1997 to 1999. Since 1998, Dr. Lafontaine has been a partner of Advanced Instrumentation Systems, which builds instrumentation for drug discovery. From 1997 to 1998, Dr. Lafontaine was also a partner of BOMEC, which conducts research in conducting polymers. From 1994 through 1997, Dr. Lafontaine was a visiting research scientist at the Massachusetts Institute of Technology.

     Dr. Paul Charette. Dr. Charette became the Vice President and Co-Director of Research and Development of LifeFX Networks, Inc. on December 14, 1999. From October 1997 until the Merger, he was Co-Director of Research and Development of Pac Title/Mirage. From 1994 to 1997, Dr. Charette held post-doctoral fellowships in the department of mechanical engineering at the Massachusetts Institute of Technology, and in the department of engineering science at the University of Auckland, New Zealand. Dr. Charette received his doctorate degree from McGill University in 1994, where he worked under Dr. Ian Hunter, and received his Bachelors degree in electrical engineering from McGill University in 1986.

     Dr. Mark Sagar. Dr. Sagar became Vice President and Co-Director of Research and Development of LifeFX Networks, Inc. on December 14, 1999. From October 1997 until the Merger, he was Co-Director of Research and Development of Pac Title/Mirage. Dr. Sagar was a post-doctoral fellow at Dr. Ian Hunter's laboratory at the Massachusetts Institute of Technology in 1996. From 1992 through 1996, Dr. Sagar was a member of Professor Peter Hunter's bio-engineering group at the University of Auckland, where he developed an anatomically accurate computer model of the human eye combining visual and mechanical realism for use in robotic eye surgery and developed a new methodology and software for the creation of complex solid based virtual anatomy for bio-engineering virtual environments. These methods were used to create a virtual model of the heart. Dr. Sagar received a doctorate degree from the University of Auckland in 1996 and a bachelor of science degree in Physics and Mathematics from the University of Auckland in 1987.

     Dr. Keith Waters. Dr. Waters has been Senior Technical Officer of LifeFX Networks, Inc. since December 14, 1999. From 1998 to December 1999, Dr. Waters was a member of the technical staff at Compaq Computer Corporation's Cambridge Research Laboratory, where he developed FaceWorks, a Windows-based multimedia authoring tool for synthetic faces, in 1997. Dr. Waters was a member of the technical staff at Digital Equipment Corporation from 1991 to 1998, where he developed DECface, a real-time synthetic face that used a software text-to-speech engine. Dr. Waters received a Ph.D. in computer graphics from Middlesex University in London, England. Dr. Waters is on the editorial boards of the Graphics and Image Processing Journal and the Computer Graphics and Visualization Journal.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth the compensation during the last three fiscal years of each of our Chief Executive Officer, the Chief Executive Officer of our predecessor company, and the three other most highly compensated executive officers of the Company (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                      LONG TERM COMPENSATION AWARDS
                                                                ------------------------------------------
                                        ANNUAL COMPENSATION     RESTRICTED     SECURITIES
                                       ----------------------     STOCK        UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR   SALARY($)     BONUS($)     AWARDS     OPTIONS/SAR(#)   COMPENSATION
---------------------------     ----   ---------     --------   ----------   --------------   ------------
Lucille S. Salhany............  2000    400,000        --          --            195,246         6,000(4)
  Chief Executive Officer,      1999     30,769(1)     --          --          1,952,459            --
  Co-President and Director     1998         --        --          --                 --            --
Michael Rosenblatt............  2000    335,000        --          --            236,194         6,000(4)
  Chairman of the Board,        1999     73,769(2)     --          --          1,911,511            --
  Co-President and Director     1998     51,000        --          --                 --            --
Richard A. Guttendorf, Jr. ...  2000         --(3)     --          --                 --            --
  Chief Financial Officer,      1999         --(3)     --          --                 --            --
  Secretary and Director        1998         --(3)     --          --                 --            --
Serge Lafontaine..............  2000    250,000        --          --            138,999            --
  Chief Technology Officer      1999     15,385(1)     --          --            301,541            --
  LifeFX Networks, Inc.         1998         --        --          --                 --            --
Robert Verratti...............  2000         --        --          --                 --            --
  Chairman and CEO of           1999         --        --          --             50,001            --
  PacTitle/Mirage, and
     Director                   1998    150,631        --          --            170,999            --

---------------
(1) Covers the period for December 1999, the month of the merger.

(2) Represents $50,000 paid through Pac Title/Mirage and $23,769 for December 1999, the month of the merger.

(3) Until January 2001, Mr. Guttendorf was a Vice President of Safeguard Scientifics, Inc. and was compensated by that entity for his services, including services provided to LifeFX. Pursuant to an employment agreement between LifeFX and Mr. Guttendorf dated as of January 18, 2001, Mr. Guttendorf is entitled to an annual base compensation of $210,000. See "Employment Agreements."

(4) Represents an automobile allowance.

  1999 Option Grants: 1999 Long-Term Incentive Plan

     Pac Title/Mirage had a stock option plan which provided for the grant to Pac Title/Mirage employees of incentive stock options and for the grant of nonstatutory stock options, stock awards or restricted stock to Pac Title/Mirage employees, directors and consultants. On December 14, 1999, this stock option plan was terminated and LifeFX adopted the LifeFX, Inc. 1999 Long-Term Incentive Plan with terms substantially similar to those of the Pac Title/Mirage option plan. The LifeFX 1999 option plan reserves up to 10,539,944 shares of LifeFX common stock for issuance under the LifeFX plan. Following the adoption of the LifeFX plan, LifeFX assumed the obligations of outstanding options granted to Pac Title/Mirage employees under the Pac Title/Mirage option plan. As of December 31, 2000, options to purchase 8,535,420 shares have been granted under the LifeFX 1999 option plan, 206,446 of which have been exercised and 8,328,974 of which are outstanding. The grant of options for 244,023 shares is subject to shareholder approval of the LifeFX 1999 option plan modifications.

     These outstanding option obligations included an option grant to Lucille Salhany, the Chief Executive Officer, Co-President and a director of LifeFX, for 1,952,459 shares of common stock, after adjusting for the conversion from Pac Title/Mirage shares to LifeFX common stock shares. The options are exercisable at

$1.50 per share, as adjusted. 20% of the options vested at the date of grant and the balance of the options vest on a quarterly basis over two years.

     For financial reporting purposes, LifeFX has recorded deferred stock compensation of $2,928,689 during the year ended December 31, 1999, representing the difference between the exercise price, $1.50, and the fair value of LifeFX's common stock on the grant date of $3.00. This amount is being amortized by a charge to operations over the two year vesting period, which resulted in amortization expense of $656,541 for the year ended December 31, 1999 and $1,171,476 for the year ended December 31, 2000. In addition, LifeFX recognized $25,950 of compensation expense for options granted to a non-employee, representing the fair value of the options on the grant date.

     In addition, as part of the merger, LifeFX granted options to various employees, which vest over time. Under the LifeFX 1999 option plan, the strike price for nonstatutory stock option grants must be at least 85% of fair market value on the grant date and the strike price for incentive stock options must be the fair market value on the grant date. Outstanding options under the LifeFX 1999 option plan vest over periods established by the Compensation Committee and expire on or before the tenth anniversary of the grant date, but terminate early under some circumstances as provided in the LifeFX 1999 option plan.

     The following table presents information concerning individual grants of stock options made during 2000 to each of the executive officers and directors of LifeFX.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                    POTENTIAL
                                                                                                    REALIZABLE
                                                                                                     VALUE AT
                                                                                                     ASSUMED
                                                                                                   ANNUAL RATES
                                                                                                     OF STOCK
                                                                                                      PRICE
                          NUMBER OF       PERCENT OF                  MARKET                       APPRECIATION
                          SECURITIES    TOTAL OPTIONS/               VALUE ON                       FOR OPTION
                          UNDERLYING     SARS GRANTED    EXERCISE     DATE OF                          TERM
                         OPTIONS/SARS    TO EMPLOYEES      PRICE       GRANT     EXPIRATION   ----------------------
                          GRANTED(#)    IN FISCAL YEAR   ($/SHARE)   ($/SHARE)      DATE       5% ($)      10% ($)
                         ------------   --------------   ---------   ---------   ----------    ------      -------
Lucille S. Salhany.....    195,246            6.5%          8.28        8.28     12/20/2010   4,052,056   10,268,559
Michael Rosenblatt.....     40,948            1.4%         27.50       27.50      3/09/2010   4,052,075   10,268,609
                           195,246            6.5%          8.28        8.28     12/20/2010
Richard A. Guttendorf,
  Jr. .................         --             --             --          --             --          --           --
Serge Lafontaine.......     98,950            3.3%         27.50       27.50      3/09/2010     831,167    2,106,309
                            40,049            1.3%          8.28        8.28     12/20/2010

     No options were exercised by officers in 1998, 1999 or 2000.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                                    VALUE OF UNEXERCISED
                                                                      NUMBER OF SECURITIES              IN-THE-MONEY
                                       SHARES                        UNDERLYING UNEXERCISED            OPTIONS/SARS AT
                                      ACQUIRED                           OPTIONS/SARS AT                DECEMBER 31,
                                         ON            VALUE          DECEMBER 31, 2000(#)               2000(#)(1)
                                    EXERCISE(#)      REALIZED      ---------------------------   ---------------------------
NAME                                EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                -----------    -------------   -----------   -------------   -----------   -------------
Lucille S. Salhany................      --              --          1,171,476       976,229       4,100,166      2,733,411
Michael Rosenblatt................      --              --          1,169,136       978,569       2,293,812      1,529,210
Richard A. Guttendorf, Jr. .......      --              --                 --            --              --             --
Serge Lafontaine..................      --              --            230,399       210,141         460,798        142,284

---------------
(1) Market value of underlying securities at December 29, 2000 ($5.00 per share), less the exercise price. The values in the last two columns have not been, and may never be, realized by the officers. Actual gains, if any, on option exercises will depend on the value of LifeFX's common stock on the date of exercise.

EMPLOYMENT AGREEMENTS

  Lucille Salhany

     Ms. Salhany serves as our Chief Executive Officer and Co-President under an employment agreement with a term of two years which commenced on December 1, 1999. Under the terms of her employment, Ms. Salhany's annual base compensation is $400,000. She is entitled to annual consideration for a bonus based on her personal performance and the performance of LifeFX. Ms. Salhany has the option to purchase 2,147,705 shares of LifeFX common stock under LifeFX's 1999 option plan. Ms. Salhany's right to purchase twenty percent of 1,952,459 of these shares vested on grant and her right to purchase the balance will vest in equal quarterly installments over a two year period until fully vested. In addition, Ms. Salhany has an option to purchase 195,246 shares that vest in equal annual installments over a three year period. If Ms. Salhany's employment terminates due to her death, permanent disability or for other good cause, as further described in the agreement, she would receive accrued but unpaid base salary and vacation. If Ms. Salhany's employment is terminated by LifeFX for any other reason, she will receive as severance compensation her full base salary for the unexpired period of the term of her employment, in addition to accrued but unpaid salary and vacation.

  Michael Rosenblatt

     Mr. Rosenblatt serves as our Chairman of the Board of Directors and as Co-President under an employment agreement with a term of two years which commenced on December 1, 1999. Under the terms of his employment, Mr. Rosenblatt's annual base compensation is $335,000. He is entitled to annual consideration for a bonus based on his personal performance and the performance of LifeFX. Mr. Rosenblatt has the option to purchase 2,147,705 shares of LifeFX common stock under LifeFX's 1999 option plan. Mr. Rosenblatt's right to purchase twenty percent of 1,952,459 of these shares vested on grant and his right to purchase the balance will vest in equal quarterly installments over a two year period until fully vested. In addition, Mr. Rosenblatt has an option to purchase 195,246 shares that vest in equal annual installments over a three year period. If Mr. Rosenblatt's employment terminates due to his death, permanent disability or for other good cause, as further described in the agreement, he would receive accrued but unpaid base salary and vacation. If Mr. Rosenblatt's employment is terminated by LifeFX for any other reason, he will receive as severance compensation his full base salary for the unexpired period of the term of his employment, in addition to any accrued but unpaid salary and vacation.

  Serge Lafontaine

     Dr. Lafontaine serves as our Chief Technology Officer under an employment agreement with a term of two years which commenced on December 1, 1999. Under the terms of his employment, Dr. Lafontaine's annual base compensation is $250,000. He is entitled to annual consideration for a bonus based on his personal performance and the performance of LifeFX. Dr. Lafontaine has the option to purchase 440,540 shares of LifeFX common stock under LifeFX's 1999 option plan. Dr. Lafontaine's right to purchase twenty percent of 400,491 of these shares vested on grant and his right to purchase the balance will vest in equal quarterly installments over a two year period until fully vested. In addition, Dr. Lafontaine has an option to purchase 40,049 shares that vest in equal annual installments over a three year period. If Dr. Lafontaine's employment terminates due to his death, permanent disability or for other good cause, as further described in the agreement, he will receive accrued but unpaid base salary and vacation. If Dr. Lafontaine's employment is terminated by LifeFX for any other reason, he would receive as severance compensation his full base salary for the unexpired period of the term of his employment, in addition to any accrued but unpaid salary and vacation.

  Richard Guttendorf

     Mr. Guttendorf serves as our Chief Financial Officer and Secretary under an employment agreement with a term of two years which commenced on January 18, 2001. Under the terms of his employment, Mr. Guttendorf's annual base compensation is $210,000. He is entitled to annual consideration for a bonus based on his personal performance and the performance of LifeFX. Mr. Guttendorf has the option to purchase 225,000 shares of LifeFX common stock under LifeFX's 1999 option plan. Mr. Guttendorf's right to purchase twenty percent of these shares vested on grant and his right to purchase the balance will vest in equal quarterly installments over a two year period until fully vested. If Mr. Guttendorf's employment terminates due to his death, permanent disability or for other good cause, as further described in the agreement, he will receive accrued but unpaid base salary and vacation. If Mr. Guttendorf's employment is terminated by LifeFX for any other reason, he would receive as severance compensation his full base salary for the unexpired period of the term of his employment, in addition to any accrued but unpaid salary and vacation.

DIRECTOR COMPENSATION

     Each member of the board of directors who is not an employee of LifeFX or Safeguard will receive:

     - a one-time appointment grant of an option to purchase 25,000 shares of common stock, which will vest annually over four years;

     - an annual grant of an option to purchase 4,000 shares of common stock, which will vest annually over two years; and

     - an annual fee of $8,000.

     In addition, the chairmen of our Compensation Committee and Audit Committee will receive an additional annual fee of $1,000. As of December 31, 2000, no cash compensation had been paid under this plan.

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

     Our Articles of Incorporation limit the liability of directors to the maximum extent permitted by Nevada law. In addition, our bylaws require us to indemnify our directors and officers, and allow us to indemnify our other employees and agents to the fullest extent permitted by law. At present, there is no pending litigation or proceeding involving any director, officer, employee or agent where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for indemnification. If LifeFX permits indemnification for liabilities arising under the Securities Act to directors, officers or persons controlling LifeFX under these provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act and is unenforceable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows, as of December 31, 2000, the beneficial ownership of our outstanding shares of common stock by:

     - each person we know to beneficially own at least 5% of our common stock;

     - each of our Named Executive Officers and directors; and

     - all of our executive officers and directors as a group.

     Unless otherwise indicated herein, the address of each stockholder is: c/o LifeFX, Inc., 153 Needham Street, Building One, Newton, Massachusetts 02464.

     The term beneficial ownership as used in this section, consistent with Rule 13d-3 under the Exchange Act, is defined as the sole or shared voting power over or sole or shared investment power over the security. Each person has sole voting and investment power with respect to his or her shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                                                 BENEFICIAL OWNERSHIP
                                                              ---------------------------
                                                              NUMBER OF       PERCENTAGE
                                                                SHARES        OF TOTAL(1)
                                                              ----------      -----------
DIRECTORS AND OFFICERS
Lucille S. Salhany..........................................   1,171,476(2)        5.7%
Michael Rosenblatt..........................................   3,136,389(3)       15.4%
Richard A. Guttendorf, Jr. .................................      40,000(4)          *
Dr. Serge LaFontaine........................................   2,160,434(7)       11.1%
Dr. Ian Hunter..............................................   1,935,885          10.1%
Raymond Kurzweil............................................          --            --
Robert Verratti.............................................     491,013(5)        2.5%
Dr. Stephen J. Andriole.....................................      30,000             *
Dr. Leslie G. Selbovitz.....................................       2,020(6)          *
Nancy Hawthorne.............................................          --            --
All Directors and Executive Officers (10 persons)...........   6,806,783(8)       31.0%

5% OR MORE BENEFICIAL OWNERSHIP
Safeguard Scientifics, Inc..................................  30,150,732(9)       64.2%
  435 Devon Park Drive
  Wayne, PA 19087

Kingdon Capital Management, LLC.............................   1,010,000(10)       5.2%
  152 West 57th Street
  New York, NY 10019

---------------
  *  Less than 1% of the outstanding common stock.

 (1) The percentage of shares held assumes that options and warrants held by the particular individual, if any, have been exercised, and no others.

 (2) Includes 1,171,476 shares that Ms. Salhany has the right to acquire within 60 days upon exercise of stock options.

 (3) Includes 1,169,136 shares that Mr. Rosenblatt has the right to acquire within 60 days upon exercise of stock options, 167,501 shares owned by Mirage Technologies, Inc., a corporation owned by Mr. Rosenblatt; 505,600 shares held in a gifted share trust; 43,750 owned by Mirage Technologies, LP, a partnership in which Mirage Technologies, Inc. is the sole general partner; and 33,330 shares held of record by family trusts. 546,872 of the shares owned by Mr. Rosenblatt are pledged to Safeguard Scientifics, Inc. as collateral for a loan from Safeguard to Mirage Technologies, LP.

 (4) Includes 40,000 shares held by family members and a gifted share trust.

 (5) Includes 191,666 shares that Mr. Verratti has the right to acquire within 60 days upon exercise of stock options.

 (6) Includes 2,020 shares held jointly be Dr. Selbovitz and his wife.

 (7) Includes 230,399 shares that Mr. LaFontaine has the right to acquire within 60 days upon exercise of stock options and 161,783 shares owned by Mirage Technologies, Inc., in which he owns an interest.

 (8) Includes 2,571,013 shares that all directors and officers as a group have a right to acquire within 60 days.

 (9) Subsidiaries of Safeguard Scientifics, Inc. own 2,360,780 shares of LifeFX, and have the right to acquire 27,789,952 shares within 60 days through the exercise of warrants.

(10) Kingdon Capital Management, LLC ("KCM") manages four entities that own LifeFX shares -- Kingdon Associates, Kingdon Family Partnership LP, Kingdon Partners and M. Kingdon Offshore NV -- which together are the record owners of 1,000,000 shares and have the right to acquire 10,000 shares within 60 days through the exercise of warrants. According to its Schedule 13G dated May 17,

     2000, filed with the SEC, KCM has sole voting and investment power respecting the 1,000,000 shares beneficially owned by it.

     Safeguard Scientifics, Inc., our largest single shareholder and a critical strategic partner, has recently increased its investment in Lifefx through an exercise of some of its warrants, for a total commitment of $5.0 million.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

UNISERVICES LICENSE

     We license a portion of the LifeFX technology from UniServices under a licensing agreement effective November 1, 2000. Under the UniServices licensing agreement, we have been granted an exclusive, worldwide, perpetual license to use UniServices' continuum modeling technology in all communications applications. Additionally we have recently expanded our arrangement with UniServices under an agreement dated January 26, 2001, to include Lifefx ownership of the player and Stand-in technology for all communications applications, including professional medical, scientific and engineering applications, which were previously excluded from our license. In connection with the amendment, UniServices has been issued 2,250,000 shares in Lifefx and has been granted warrants to purchase 675,000 shares at an exercise price of $20.00 per share and 75,000 shares at an exercise price of $12.00 per share.

     Dr. Ian Hunter, one of our directors, is the brother of Dr. Peter Hunter, a professor at the University of Auckland, and the leading developer of the licensed technology there. UniServices acts as a licensing agent for the University of Auckland in this relationship. Ian Hunter receives none of the fees paid by LifeFX to UniServices.

SALE OF ASSETS OF DISCONTINUED OPERATION TO COMPANY OWNED BY PRE-MERGER PAC TITLE/MIRAGE SHAREHOLDERS AND RELATED INDEMNIFICATION AGREEMENTS

     On March 20, 2000, we sold all of the assets of our discontinued operation to PTM Productions, Inc., a newly-organized company that was formed for the specific purpose of holding these non-LifeFX assets. PTM Productions, Inc. is owned by the shareholders that owned Pac Title/Mirage prior to its merger with Fin Sports. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Background -- Merger Transaction and Sale of Non-LifeFX Technology Assets." The owners of PTM Productions, Inc. are our shareholder Safeguard Scientifics, Inc. (92.6%), Mirage Technologies, LP (7.1%) and our shareholder and director Robert Verratti (0.3%). Investors in Mirage Technologies LP include our Chairman and Co-President, Michael Rosenblatt, our Chief Technology Officer, Serge Lafontaine, our director, Ian Hunter, and our shareholder, Michael MacCloskey.

     The transfer of the non-LifeFX assets and liabilities to PTM Productions was done because the operations of PTM Productions, which consist of providing post production services to the film entertainment industry, were not germane to LifeFX operations. The sales price consisted of PTM Productions' assumption of all of the liabilities of the discontinued operation. On the date of the sale, the amount of the liabilities assumed by PTM Productions exceeded the carrying value of the assets it acquired from us. As part of this sale, LifeFX transferred all of its bank debt to PTM Productions. Safeguard has agreed to fully indemnify LifeFX against all losses and liabilities relating to or arising from the bank debt and PTM Productions. In addition, Safeguard has agreed to indemnify LifeFX for any liability related to the assets purchased and the liabilities assumed by PTM Productions.

FORMATION OF PAC TITLE/MIRAGE

     Pac Title/Mirage was formed in 1997 as the combination of the LifeFX technology contributed by Mirage Technologies LP and the post-production services business that was acquired from Pacific Title and Art Studio, a post-production company founded in 1918. In this transaction, Mirage Technologies LP received $8 million of preferred equity for its technology contribution and Safeguard received $8 million of preferred and common equity for the $8 million in cash it contributed.

     This $8 million cash, along with approximately $8 million from the proceeds of bank borrowings, was used to purchase the post-production business in an arms-length, negotiated transaction from unaffiliated owners of Pacific Title and Art Studio for $15.5 million.

     The limited partners of Mirage Technologies LP were Michael Rosenblatt, LifeFX Chairman and Co-President, Dr. Serge Lafontaine, Dr. Ian Hunter, Dr. Ivan Gulas and Michael MacCloskey. Dr. Serge Lafontaine is the Chief Technology Officer of LifeFX Networks, Inc., a wholly-owned subsidiary of LifeFX, Inc. Dr. Ian Hunter is a consultant to LifeFX Networks, Inc. and a director of LifeFX, Inc. Dr. Ivan Gulas is also a consultant to LifeFX Networks, Inc. At the time of the formation of Pac Title/Mirage in 1997, Michael Rosenblatt and Dr. Ivan Gulas each owned 25.5% of Mirage Technologies LP, Dr. Ian Hunter and Dr. Serge Lafontaine each owned 19% and Michael MacCloskey owned 11%.

     Dr. Ian Hunter serves as a technical and engineering consultant to LifeFX Networks, Inc. under a consulting agreement with a term of one year which commenced on January 4, 2001 at compensation of $150,000.

     Dr. Ivan Gulas serves as a consultant to LifeFX Networks, Inc. under a consulting agreement with a term of three years which commenced on December 13, 1999 at an annual compensation of $200,000.

     Subsequent to the formation of Pac Title/Mirage, Robert Verratti, an officer and director, acquired approximately 2% of the common stock from Safeguard in a cash transaction.

     Pac Title/Mirage incurred losses from its inception. Safeguard, which owned approximately 49% of Pac Title/Mirage, loaned it significant amounts to support its operations. From the time of Pac Title/Mirage's formation in 1997 until September 30, 1999, Safeguard loaned it a total of $13,775,000. Safeguard's consideration for making these loans included warrants to purchase common stock of Pac Title/Mirage at exercise prices ranging from $1.00 to $2.50 per share. These warrants were subsequently converted into warrants to purchase common stock of LifeFX. as part of the Merger. See "Business."

     Subsequent to September 30, 1999, Safeguard made additional loans to Pac Title/Mirage, but these loans did not include any warrant or other equity component. These post-September 30 loans from Safeguard, along with bank debt and other debt related to non-LifeFX operations, were transferred to PTM Productions on March 20, 2000. See additional discussion in "Management Discussion and Analysis or Plan of Operation" and "Description of Securities:
Safeguard Warrants."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Index to Consolidated Financial Statements

     See Index to Consolidated Financial Statements on page F-1.

     (a)(2) Index to Financial Statement Schedules

     None

     (a)(3) Index to Exhibits

     See Exhibit Index.

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2001                   Lifef/x, Inc.

                                          By: /s/  LUCILLE S. SALHANY
                                            ------------------------------------
                                            Lucille S. Salhany
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURES                                   TITLES                     DATE
                    ----------                                   ------                     ----
              /s/ LUCILLE S. SALHANY                 Chief Executive Officer,         February 12, 2001
---------------------------------------------------    Co-President and Director
                Lucille S. Salhany
           (Principal Executive Officer)

              /s/ MICHAEL ROSENBLATT                 Co-President and Chairman of     February 12, 2001
---------------------------------------------------    the Board of Directors
                Michael Rosenblatt

          /s/ RICHARD A. GUTTENDORF, JR.             Chief Financial Officer,         February 12, 2001
---------------------------------------------------    Secretary and Director
            Richard A. Guttendorf, Jr.
             (Principal Financial and
                Accounting Officer)

                  /s/ IAN HUNTER                     Director                         February 12, 2001
---------------------------------------------------
                    Ian Hunter

               /s/ RAYMOND KURZWEIL                  Director                         February 12, 2001
---------------------------------------------------
                 Raymond Kurzweil

                /s/ ROBERT VERRATTI                  Director                         February 12, 2001
---------------------------------------------------
                  Robert Verratti

                                                     Director                         February   , 2001
---------------------------------------------------
Stephen J. Andriole

                /s/ NANCY HAWTHORNE                  Director                         February 12, 2001
---------------------------------------------------
                  Nancy Hawthorne

            /s/ DR. LESLIE G. SELBOVITZ              Director                         February 12, 2001
---------------------------------------------------
              Dr. Leslie G. Selbovitz

                                 LIFEF/X, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................   F-2

Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Statements of Shareholders' Equity.............   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
LifeF/X, Inc.

     We have audited the accompanying consolidated balance sheets of LifeF/X, Inc. (a development stage company) and subsidiary (the Company) as of December 31, 1999 and 2000 and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000 and for the cumulative period June 1, 1997 (inception) through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LifeF/X, Inc. (a development stage company) and subsidiary as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 and for the cumulative period June 1, 1997 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP
                                          --------------------------------------

Boston, Massachusetts
February 9, 2001

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
Assets (note 3)
Current assets:
  Cash and cash equivalents.................................  $  7,778,040   $  5,150,629
  Restricted cash from stock subscriptions -- (note 6)......     9,051,000             --
  Interest receivable.......................................        17,249         17,265
  Other Receivable..........................................            --          4,836
  Prepaid expenses..........................................       175,000         84,953
                                                              ------------   ------------
     Total current assets...................................    17,021,289      5,257,683
Property, plant and equipment, net (note 4).................            --      2,282,839
Investments.................................................            --        217,500
Deposits....................................................            --         28,910
Net assets of discontinued operation -- long-term (note
  3)........................................................     4,451,701             --
                                                              ------------   ------------
                                                              $ 21,472,990   $  7,786,932
                                                              ============   ============
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued expenses.....................  $    864,123   $  1,408,033
  Current portion of capital lease obligation (note 8)......            --         89,232
  Net liabilities of discontinued operation -- current (note
     3).....................................................     9,598,372             --
                                                              ------------   ------------
     Total current liabilities..............................    10,462,495      1,497,265
Capital lease obligation, net of current portion (note 8)...            --         57,822
Other long-term liabilities.................................       357,250        192,597
                                                              ------------   ------------
                                                                10,819,745      1,747,684
                                                              ------------   ------------
Commitments and contingencies (notes 8, 13 and 14)
Shareholders' equity(notes 2, 6 and 7):
  Common stock, $.001 par value. Authorized 100,000,000
     shares; issued and outstanding 18,999,917 shares (1999)
     19,207,401 shares (2000)...............................        18,992         19,207
  Additional paid-in capital................................    52,635,250     59,271,858
  Common stock subscribed (note 6)..........................      (579,000)            --
  Deferred compensation related to stock options (note 7)...    (2,272,148)    (2,530,682)
  Accumulated deficit accumulated during development
     stage..................................................   (39,149,849)   (50,721,135)
                                                              ------------   ------------
          Total shareholders' equity........................    10,653,245      6,039,248
                                                              ------------   ------------
                                                              $ 21,472,990   $  7,786,932
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  CUMULATIVE
                                                                                                 JUNE 1, 1997
                                                                                                 (INCEPTION)
                                                             YEARS ENDED DECEMBER 31,              THROUGH
                                                    ------------------------------------------   DECEMBER 31,
                                                       1998           1999           2000            2000
                                                    -----------   ------------   -------------   ------------
Revenue (notes 1 and 3)...........................  $        --   $         --   $          --   $         --
                                                    -----------   ------------   -------------   ------------
Operating costs and expenses:
  General and administrative......................      181,942      1,493,590       7,522,728      9,216,965
  Research and development........................    1,202,762      1,754,253       4,709,511      8,291,426
                                                    -----------   ------------   -------------   ------------
    Total operating costs and expenses............    1,384,704      3,247,843      12,232,239     17,508,391
                                                    -----------   ------------   -------------   ------------
    Loss from operations..........................   (1,384,704)    (3,247,843)    (12,232,239)   (17,508,391)
Interest expense on borrowings....................       58,850         68,453          46,377        187,357
Interest expense -- warrants issued in connection
  with debt conversion (note 6)...................           --      9,302,339              --      9,302,339
Interest expense -- warrants issued in connection
  with loans -- (note 10).........................           --      1,462,383              --      1,462,383
Other income......................................           --             --          (3,250)        (3,250)
Interest income...................................           --        (17,249)       (709,647)      (726,896)
                                                    -----------   ------------   -------------   ------------
    Loss from continuing operations before income
      tax expense.................................   (1,443,554)   (14,063,769)    (11,565,719)   (27,730,324)
Income tax expense (note 9).......................          800            800           5,567          7,967
                                                    -----------   ------------   -------------   ------------
    Loss from continuing operations...............   (1,444,354)   (14,064,569)    (11,571,286)   (27,738,291)
Discontinued operation (note 3):
  Loss from discontinued operation................   (4,060,980)    (3,002,332)             --     (7,432,970)
  Loss on disposal, including $7,449,874 for
    operating losses from measurement date until
    December 31, 1999 and $2,500,000 for losses
    for the remaining disposal period.............           --    (15,549,874)             --    (15,549,874)
                                                    -----------   ------------   -------------   ------------
    Net loss......................................  $(5,505,334)  $(32,616,775)  $ (11,571,286)  $(50,721,135)
                                                    ===========   ============   =============   ============
Net loss per common share on a basic and diluted
  basis:
  Continuing operations...........................  $     (4.12)  $     (11.08)  $        (.60)
  Discontinued operation..........................  $    (11.60)  $      (2.36)  $          --
  Disposal........................................  $        --   $     (12.25)  $          --
                                                    -----------   ------------   -------------
                                                    $    (15.72)  $     (25.69)  $        (.60)
                                                    ===========   ============   =============
Weighted average common shares outstanding........      350,107      1,269,824      19,146,083
                                                    ===========   ============   =============

                          LIFEF/X, INC. AND SUBSIDIARY

                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         PACIFIC TITLE /

                                        PACIFIC TITLE / MIRAGE, INC. PREFERRED STOCK
                                       ----------------------------------------------      MIRAGE, INC.         LIFEF/X, INC.
                                            SERIES A                 SERIES B              COMMON STOCK          COMMON STOCK
                                       -------------------   ------------------------   ------------------   --------------------
                                         SHARES     AMOUNT     SHARES       AMOUNT       SHARES    AMOUNT      SHARES     AMOUNT
                                       ----------   ------   ----------   -----------   --------   -------   ----------   -------
Balance at June 1, 1997
 (inception).........................          --   $   --           --   $        --         --   $    --           --   $    --
Issuance of Series A Preferred
 Stock...............................   8,000,000       --           --            --         --        --           --        --
Issuance of Series B Preferred Stock
 and common stock....................          --       --    8,000,000     7,999,999        100         1           --        --
Conversion of Series B Preferred
 Stock to common stock...............          --       --     (320,000)       (3,200)   320,000     3,200           --        --
Net loss.............................          --       --           --            --         --        --           --        --
                                       ----------   ------   ----------   -----------   --------   -------   ----------   -------
Balance at December 31, 1997.........   8,000,000       --    7,680,000     7,996,799    320,100     3,201           --        --
Issuance of stock warrants (note
 10).................................          --       --           --            --         --        --           --        --
Net loss.............................          --       --           --            --         --        --           --        --
                                       ----------   ------   ----------   -----------   --------   -------   ----------   -------
Balance at December 31, 1998.........   8,000,000       --    7,680,000     7,996,799    320,100     3,201           --        --
Issuance of stock warrants (note
 10).................................          --       --           --            --         --        --           --        --
Issuance of stock warrants (note
 6)..................................          --       --           --            --         --        --           --        --
Conversion of PTM Preferred and
 common stock into LifeF/X common
 stock and warrants upon Merger
 (notes 2 and 6).....................  (8,000,000)      --   (7,680,000)   (7,996,799)  (320,100)   (3,201)  12,960,750    12,601
Deferred compensation -- stock
 options (note 7)....................          --       --           --            --         --        --           --        --
Vesting of stock options issued as
 compensation (note 7)...............          --       --           --            --         --        --           --        --
Issuance of shares -- private
 placement offering (note 6).........          --       --           --            --         --        --    6,000,000     6,000
Private placement offering costs
 (note 6)............................          --       --           --            --         --        --       39,167       391
Common stock subscribed (note 6).....          --       --           --            --         --        --           --        --
Net loss.............................          --       --           --            --         --        --           --        --
                                       ----------   ------   ----------   -----------   --------   -------   ----------   -------
Balance at December 31, 1999.........          --       --           --            --         --        --   18,999,917   $18,992
                                       ----------   ------   ----------   -----------   --------   -------   ----------   -------
Private placement offering costs.....          --       --           --            --         --        --           --        --
Exercise of stock warrants...........          --       --           --            --         --        --          947         9
Exercise of stock options............          --       --           --            --         --        --      206,537       206
Completion of stock subscriptions....          --       --           --            --         --        --           --        --
Deferred compensation -- stock
 options.............................          --       --           --            --         --        --           --        --
Vesting of stock options issued as
 compensation........................          --       --           --            --         --        --           --        --
Issuance of stock warrants...........          --       --           --            --         --        --           --        --
Issuance of stock warrants...........          --       --           --            --         --        --           --        --
Increase in capital on transfer of
 assets and liabilities to PTM
 Productions, Inc., net..............          --       --           --            --         --        --           --        --
Net loss.............................          --       --           --            --         --        --           --        --
                                       ----------   ------   ----------   -----------   --------   -------   ----------   -------
Balance at December 31, 2000.........          --   $   --           --   $        --         --   $    --   19,207,401   $19,207
                                       ==========   ======   ==========   ===========   ========   =======   ==========   =======

                                                                        DEFERRED
                                                                      COMPENSATION

                                         ADDITIONAL        COMMON      RELATED TO                        TOTAL
                                           PAID-IN         STOCK          STOCK       ACCUMULATED    SHAREHOLDERS'
                                           CAPITAL       SUBSCRIBED      OPTIONS        DEFICIT         EQUITY
                                       ---------------   ----------   -------------   ------------   -------------
Balance at June 1, 1997
 (inception).........................    $        --     $      --     $        --    $         --   $         --
Issuance of Series A Preferred
 Stock...............................             --            --              --              --             --
Issuance of Series B Preferred Stock
 and common stock....................             --            --              --              --      8,000,000
Conversion of Series B Preferred
 Stock to common stock...............                           --              --              --             --
Net loss.............................             --            --              --      (1,027,740)    (1,027,740)
                                         -----------     ---------     -----------    ------------   ------------
Balance at December 31, 1997.........             --            --              --      (1,027,740)     6,972,260
Issuance of stock warrants (note
 10).................................          6,000            --              --              --          6,000
Net loss.............................             --            --              --      (5,505,334)    (5,505,334)
                                         -----------     ---------     -----------    ------------   ------------
Balance at December 31, 1998.........          6,000            --              --      (6,533,074)     1,472,926
Issuance of stock warrants (note
 10).................................      1,462,383            --              --              --      1,462,383
Issuance of stock warrants (note
 6)..................................     23,389,176            --              --              --     23,389,176
Conversion of PTM Preferred and
 common stock into LifeF/X common
 stock and warrants upon Merger
 (notes 2 and 6).....................      7,987,399            --              --              --             --
Deferred compensation -- stock
 options (note 7)....................      2,928,689            --      (2,928,689)             --             --
Vesting of stock options issued as
 compensation (note 7)...............         25,950            --         656,541              --        682,491
Issuance of shares -- private
 placement offering (note 6).........     17,994,000            --              --              --     18,000,000
Private placement offering costs
 (note 6)............................     (1,158,347)           --              --              --     (1,157,956)
Common stock subscribed (note 6).....             --      (579,000)             --              --       (579,000)
Net loss.............................             --            --              --     (32,616,775)   (32,616,775)
                                         -----------     ---------     -----------    ------------   ------------
Balance at December 31, 1999.........     52,635,250      (579,000)     (2,272,148)    (39,149,849)    10,653,245
                                         -----------     ---------     -----------    ------------   ------------
Private placement offering costs.....       (236,984)           --              --              --       (236,984)
Exercise of stock warrants...........             --            --              --              --              9
Exercise of stock options............        195,581            --              --              --        195,787
Completion of stock subscriptions....             --       579,000              --              --        579,000
Deferred compensation -- stock
 options.............................      1,950,000            --      (1,950,000)             --             --
Vesting of stock options issued as
 compensation........................        958,144            --       1,691,466              --      2,649,610
Issuance of stock warrants...........         40,000            --              --              --         40,000
Issuance of stock warrants...........         25,000            --              --              --         25,000
Increase in capital on transfer of
 assets and liabilities to PTM
 Productions, Inc., net..............      3,704,867            --              --              --      3,704,867
Net loss.............................             --            --              --     (11,571,286)   (11,571,286)
                                         -----------     ---------     -----------    ------------   ------------
Balance at December 31, 2000.........    $59,271,858     $      --     $(2,530,682)   $(50,721,135)  $  6,039,248
                                         ===========     =========     ===========    ============   ============

          See accompanying notes to consolidated financial statements.

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  CUMULATIVE
                                                                                                 JUNE 1, 1997
                                                                                                 (INCEPTION)
                                                             YEARS ENDED DECEMBER 31,              THROUGH
                                                     -----------------------------------------   DECEMBER 31,
                                                        1998           1999           2000           2000
                                                     -----------   ------------   ------------   ------------
Cash flows from operating activities:
  Net loss.........................................  $(5,505,334)  $(32,616,775)  $(11,571,286)  $(50,721,135)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation expense...........................           --             --        371,535        371,535
    Loss on disposal...............................           --     15,549,874             --     15,549,874
    Noncash interest expense -- warrants issued in
      connection with debt conversion..............           --      9,302,339             --      9,302,339
    Noncash interest expense -- warrants issued in
      connection with loans........................           --      1,462,383             --      1,462,383
    Noncash compensation expense -- stock
      options......................................           --        682,491      1,691,466      2,373,957
    Noncash rent expense -- stock warrants.........           --             --         40,000         40,000
    Noncash consulting expense -- stock warrants...           --             --         25,000         25,000
    Changes in operating assets and liabilities,
      net of effects of acquisition of Pacific
      Title and Art Studio:
      Interest receivable..........................           --        (17,249)           (16)       (17,265)
      Prepaid expenses.............................           --       (175,000)      (186,200)      (361,200)
      Accounts payable, accrued expenses and other
         long-term liabilities.....................      170,823        937,250        551,311      1,772,684
Net cash provided by (used in) discontinued
  operation........................................    4,783,201     (6,079,122)            --     (1,472,779)
                                                     -----------   ------------   ------------   ------------
    Net cash used in operating activities..........     (551,310)   (10,953,809)    (9,078,190)   (21,674,607)
                                                     -----------   ------------   ------------   ------------
Cash flows from investing activities:
  Purchases of property, plant and equipment.......           --             --     (2,654,374)    (3,151,084)
  Net cash used in investing activities --
    discontinued operation.........................   (2,623,631)    (1,187,494)            --    (19,289,784)
                                                     -----------   ------------   ------------   ------------
    Net cash used in investing activities..........   (2,623,631)    (1,187,494)    (2,654,374)   (22,440,868)
                                                     -----------   ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from sale of stock through private
    placement, net of common stock subscribed......           --     17,421,000        579,000     18,000,000
  Restricted cash from stock subscriptions.........           --     (9,051,000)     9,051,000             --
  Proceeds from exercise of stock options and
    warrants.......................................           --             --        195,796        195,797
  Private placement offering costs.................           --     (1,157,956)      (236,984)    (1,394,940)
  Net cash provided by (used in) financing
    activities - discontinued operation............    3,174,941     12,707,299       (483,659)    32,465,247
                                                     -----------   ------------   ------------   ------------
    Net cash provided by financing activities......    3,174,941     19,919,343      9,105,153     49,266,104
                                                     -----------   ------------   ------------   ------------
    Net increase (decrease)in cash and cash
      equivalents..................................           --      7,778,040     (2,627,411)     5,150,629
Cash and cash equivalents at beginning of period...           --             --      7,778,040             --
                                                     -----------   ------------   ------------   ------------
Cash and cash equivalents at end of period.........  $        --   $  7,778,040   $  5,150,629   $  5,150,629
                                                     ===========   ============   ============   ============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest, including discontinued operation.......  $   700,056   $    726,802   $    212,067   $  1,699,202
  Income taxes.....................................  $       800   $        800   $      5,567   $      7,167
                                                     ===========   ============   ============   ============
Supplemental disclosure of noncash financing
  activities:
  Common stock warrants............................           --   $ 23,389,176             --   $ 23,389,176
  Common stock subscribed..........................           --   $    579,000             --   $    579,000
  Deferred compensation related to stock options...           --   $  2,928,689   $  1,950,000   $  2,928,689
                                                     ===========   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization and Description of Business

     The Company's inception was June 1, 1997 when development of the LifeF/X technology commenced, and the Company was formally incorporated on September 11, 1997.

     On September 30, 1997, Mirage Technologies, LP (Mirage) contributed certain of its technologies and net assets to the Company in exchange for 8,000,000 shares of Series A Preferred Stock and 25 shares of common stock. This transaction was accounted for as a reorganization of entities under common control and, accordingly, the assets and liabilities were recorded at their historical cost basis in a manner similar to a pooling of interests. Since there was no historical-cost basis for the technology contributed by Mirage, no value was assigned. The Company assumed net liabilities from Mirage totaling $792,878 that consisted primarily of the fixed assets and expenses related to the LifeF/X development activities of Mirage.

     On October 30, 1997, Safeguard Scientifics, Inc. (Safeguard) invested $8 million in cash in the Company in exchange for 8,000,000 shares of Series B Preferred Stock and 75 shares of common stock. On October 30, 1997, Safeguard converted 320,000 of its Series B Preferred Stock into 320,000 shares of common stock and transferred these shares to an officer of the Company.

     On October 31, 1997, the Company acquired certain assets and liabilities of Pacific Title and Art Studio (PTAS) for net purchase consideration of approximately $15.5 million. The acquisition was accounted for as a purchase and the results of PTAS' operations are included in the results of operations of the Company from the date of acquisition. The aggregate purchase price has been allocated to the assets and liabilities of PTAS based upon their respective fair market values. The excess of the purchase price over the fair value of net assets acquired was approximately $7.3 million and was being amortized over the expected useful life.

     The Company has continually evaluated the recoverability of goodwill for indication of impairment based on the undiscounted future cash flows from the related business activity. During 1998, the Company assessed the goodwill attributable to its digital effects business and consequently wrote off approximately $1,113,000 which is included in loss on discontinued operation in the accompanying consolidated statements of operations. The remaining excess of cost over net assets acquired is being amortized on a straight-line basis over 20 years. As of December 31, 1999, excess of cost over net assets acquired was $5,202,185, net of accumulated amortization of $1,000,000, which is included in net assets of discontinued operation -- long-term.

     The Company incurred losses from its inception (June 1, 1997) through 1999. During this period, Safeguard has loaned the Company significant amounts to support the operations of the business and to finance capital expenditures. In 1999, the Board of Directors decided to concentrate the Company's efforts on LifeF/X development, with primary emphasis on Internet applications and, accordingly, initiated steps to dispose of the non-LifeF/X operations, and thereby reduce cash outflows and raise cash through the sale of non-LifeF/X assets to repay the Company's bank debt. The Company is focusing on development of LifeF/X technology for potential commercial uses with primary emphasis on Internet applications. Therefore, the non-LifeF/X operations have been reflected as a discontinued operation in the accompanying consolidated financial statements for all periods presented. Refer to note 3 -- Discontinued Operation and Spin Off Transaction.

     On December 14, 1999, Fin Sports U.S.A., Inc. (FSI) completed a transaction (the Merger), whereby FSI acquired all of the outstanding capital stock of Pacific Title/Mirage, Inc. (PTM) through the merger of a wholly owned subsidiary of FSI, with and into PTM, with PTM as the surviving corporation. In connection with the Merger, FSI changed its name to Lifef/x, Inc. (LifeF/X or the Company) and PTM changed its

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

name to Lifef/x Networks, Inc. For a detailed discussion of this transaction, refer to note 2 -- Acquisition of Pacific Title/Mirage, Inc. by Fin Sports U.S.A., Inc.

     LifeF/X, Inc. and its wholly-owned subsidiary, LifeF/X Networks, Inc. have been engaged in the following operations: (1) the development of LifeF/X technology, a mathematically based technology capable of creating photo-realistic computer animation of biological entities, including humans animated in real time, and (2) the non-LifeF/X operations, which provides film title, credits, special effects, digital effects and related services to the motion picture and television industry.

     The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to developing technology. Planned principal operations have commenced, but have not produced LifeF/X technology revenue to date.

     The Company has continued to incur losses since it discontinued certain operations. It has funded its losses through an $18 million equity round of financing in early 2000. Subsequent to year-end, Safeguard committed to fund an additional $5 million (see note 14). Management believes that this additional financing, coupled with existing cash and cash equivalents available at December 31, 2000 will be sufficient to support operations through 2001. However, subsequent to fiscal year 2001 additional financing will be needed and no assurances can be given that additional financing will be available, or if available, on terms satisfactory to the Company (see note 14).

  (b) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of LifeF/X, Inc. and its wholly-owned subsidiary LifeF/X Networks, Inc. All significant intercompany accounts, intercompany profits and intercompany transactions are eliminated.

  (c) Cash and Cash Equivalents

     Cash and cash equivalents are comprised of highly liquid investments with original maturities of three months or less.

  (d) Revenue Recognition

     Revenue related to the Company's discontinued non-LifeF/X operations were from film title and special effects service contracts and were recognized on a percentage-of-completion basis based on costs incurred to estimated total costs to be incurred. Unbilled receivables amount to $1,374,874 as of December 31, 1999 and represent revenue earned by the Company, but not yet billed to the customer. All unbilled receivables are related to the discontinued operation and are included in net liabilities of discontinued operation -- current. Refer to note 3 -- Discontinued Operation and Spin off Transaction. Any anticipated losses on contracts were expensed when identified.

     Revenue for continuing operations is expected to be derived from the sale of software products and services of the LifeF/X technology. To date, no LifeF/X technology revenues have been recognized.

  (e) Property, Plant and Equipment

     Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Property, plant and equipment in 2000 relates to LifeF/X continuing operations. For the years 1999 and 1998, the property, plant and equipment are related to the discontinued operation and are included in net assets of

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

discontinued operation -- long-term. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 15 years or, for leasehold improvements, the term of the lease, if shorter. The Company also utilizes equipment that is subject to operating and capital leases. Refer to note 8 -- Commitments. Refer to note 3 -- Discontinued Operation and Spin Off Transaction for a discussion of the transfer of all of these lease obligations to PTM Productions, Inc.

  (f) Software Development Costs

     Costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred until the technological feasibility of the product or enhancement has been established through the development of a working model. After establishing technological feasibility additional development costs incurred through the date the product is available for general release would be capitalized and amortized over the estimated product life. No costs have been capitalized to date.

  (g) Research and Development Costs

     Research and development costs related to designing, developing and testing LifeF/X and other technologies are charged to expense as incurred.

  (h) Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes reflect the impact of "temporary differences" between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

  (i) Concentration of Credit Risk

     Substantially all of the Company's past business activity has been related to its discontinued operation, primarily customers in the motion picture and television industry located in Southern California. The Company performed ongoing credit evaluations of its customers but does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Although the Company does not currently foresee credit risk associated with its receivables in excess of amounts provided for in the allowance for doubtful accounts, repayment is dependent upon, among other things, the financial stability of its customers and the industry and geographic location in which the Company operates.

     One customer represented approximately 21% of the Company's 1999 net revenue related to the discontinued operation, and two customers represented approximately 40% and 14% of the Company's accounts receivable as of December 31, 1999, which is included in net liabilities of discontinued operation -- current.

     To date, no revenues have been generated from the Company's continuing operations.

  (j) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

  (k) Accounting for Stock Options

     The Company accounts for stock option grants under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which permits the use of the intrinsic-value method for grants to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

  (l) Earnings (Loss) per Share

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

     There were 5,529,375 and 8,328,974 common stock options outstanding at December 31, 1999 and 2000, respectively, and 27,951,312 and 27,975,365 warrants to purchase shares of common stock at December 31, 1999 and 2000, respectively, which were not included in the computation of diluted loss per share because the impact would have been antidilutive.

  (m) Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted operating cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     In March 1999, the Company reviewed its long-lived assets in light of operating losses that the Company continued to recognize. The future undiscounted cash flows were compared to the net carrying value of the related assets. The future undiscounted cash flows were not sufficient to recover the net carrying value of the assets, and a $1.4 million impairment charge was recorded by the Company and is included in the loss on discontinued operation in the year ended December 31, 1999. Refer to note 3 -- Discontinued Operation and Spin Off Transaction.

  (n) Other Comprehensive Income (Loss)

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on securities and is presented in the statements of shareholders' equity and comprehensive income (loss). The statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. The Company does not have any transactions or other economic events that qualify as other comprehensive income (loss) as defined under SFAS No. 130. As such, net income (loss) equaled comprehensive income (loss) for all periods.

  (o) Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes a standard for the way public

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

business enterprises are to report selected information about operating segments. The determination of an entity's operating segments is based upon a management approach, including the way management organizes the segment within the enterprise for making operating decisions and assessing performance. Management currently reviews financial data at the highest level, the commercial application of LifeF/X technology and film title and special effects services (non-LifeF/X operations). Therefore, under the management approach of SFAS No. 131, there are two operating segments, one of which is treated as a discontinued operation. Refer to note 3 -Discontinued Operation and Spin Off Transaction.

(2) ACQUISITION OF PACIFIC TITLE/MIRAGE, INC. BY FIN SPORTS U.S.A., INC.

     On December 14, 1999, Fin Sports U.S.A., Inc. acquired all of the outstanding capital stock of PTM through the merger of a wholly owned subsidiary of FSI with and into PTM, with PTM as the surviving corporation. Since the shareholders of PTM received the majority voting interests in the combined company, PTM is the acquiring enterprise for financial reporting purposes. The transaction was recorded as a reverse acquisition using the purchase method of accounting whereby equity of PTM was adjusted for the fair value of the acquired tangible net assets of the wholly owned subsidiary of FSI.

     Because PTM is the acquirer for accounting purposes, the consolidated financial statements presented at December 31, 1998 and for the period from June 1, 1997 (inception) through December 31, 1997 and for the year ended December 31, 1998 are therefore those of PTM, not FSI. In addition, the operating results for the period January 1, 1999 through the date of the transaction, December 14, 1999, reflect those of PTM, not FSI. Operating results thereafter reflect the combined operations of PTM and FSI.

     The operating results reflected in the accompanying consolidated financial statements do not include FSI's operating activities prior to December 14, 1999, the date of the Merger. The following summarized pro forma information assumes the Merger occurred on January 1, 1998 and January 1, 1999, respectively:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                               1998           1999
                                                            -----------    -----------
Revenue...................................................  $        --             --
Loss from continuing operations...........................   (1,447,033)   (17,167,322)
Loss per share from continuing operations.................         (.11)         (1.29)
Weighted average shares outstanding.......................   12,999,917     13,295,807

     In December 1999, prior to the Merger, Savage Holdings, Inc. (SHI), a consultant, entered into an option agreement with Duane Jenson (Jenson), principal shareholder of FSI for services rendered to Jenson for the benefit of FSI. Pursuant to the terms of the option agreement, Jenson granted to SHI an option to receive 64% of any proceeds from the sale of FSI common stock owned by Jenson. The option exercise price was $500,000 and the option was exercisable only during the ten-day period immediately following the Merger.

     After the Merger, SHI exercised this option. SHI has no voting rights or any other rights of a common shareholder. Jenson deposited shares of FSI common stock equal to 64% of his holdings into an escrow account. FSI ascribed a value of $3.1 million to this option at the date of grant and accordingly, FSI recognized a charge to its results of operations, prior to the Merger.

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

(3) DISCONTINUED OPERATION AND SPIN OFF TRANSACTION

     As discussed in note 1 -- Summary of Significant Accounting Policies, the Company's Board of Directors decided to dispose of the non-LifeF/X operations in March 1999 and the Company has accounted for the non-LifeF/X operations as a discontinued operation.

     The condensed operating results of the discontinued operation are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1998           1999           2000
                                              -----------    -----------    -----------
Revenue.....................................  $21,633,151     14,059,769             --
Loss from discontinued operation, including
  $1,400,000 impairment charge in 1999......   (4,060,980)    (3,002,332)            --
Loss on disposal, including $7,449,874 for
  operating losses from measurement date
  until December 31, 1999 and $2,500,000 for
  losses for the remaining disposal
  period....................................           --    (15,549,874)            --
                                              ===========    ===========    ===========

     The accrued liability for estimated operating losses of the discontinued operation for the period from January 1, 2000 to the date of the spin-off, March 20, 2000, include: (1) estimated fees payable to the bank of approximately $200,000 related to the restructured bank facility (note 5) and, (2) a charge of approximately $800,000 related to modification of terms of certain stock options held by employees of the discontinued operation (note 7).

     The net assets (liabilities) of the discontinued operation are summarized as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           2000
                                                            -----------    -----------
Current assets............................................  $ 4,728,178             --
Current portion of long-term bank debt (note 4)...........   (4,666,667)            --
Bank line of credit (note 4)..............................   (2,484,000)            --
Short-term notes payable to related party (note 9)........   (2,775,000)            --
Current liabilities -- other..............................   (1,900,883)            --
Accrued liability for estimated operating losses of
  discontinued operation for remaining disposal period....   (2,500,000)            --
                                                            -----------    -----------
Net liabilities of discontinued operation -- current......  $(9,598,372)            --
                                                            ===========    ===========

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           2000
                                                            -----------    -----------
Property, plant and equipment, net........................  $ 7,287,839             --
Excess of cost over net assets acquired, net..............    5,202,185             --
Other assets..............................................       42,400             --
Other long-term debt to related parties (note 10).........     (980,692)            --
Long-term liabilities -- other............................   (1,500,031)            --
Accrued loss on disposal of discontinued operation........   (5,600,000)            --
                                                            -----------    -----------
          Net assets of discontinued
            operation -- long-term........................  $ 4,451,701             --
                                                            ===========    ===========

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

     In March 2000, the Company sold all of its non-LifeF/X assets and liabilities (collectively, the "Spin Off Assets and Liabilities") detailed above to PTM Productions, Inc. (PTM Productions), an entity owned by the pre-Merger PTM stockholders. The Spin Off Assets and Liabilities consist primarily of the assets and liabilities relating to PTM's Optical Division, Scanning and Recording Division and now defunct Digital Division, including: certain leased and owned real property, outstanding bank debt and certain debt owed to Safeguard for loans made by Safeguard to PTM during the period between October 1, 1999 and the consummation of the spin off transaction (the Post September 30
Debt).

     All the Spin Off Assets and Liabilities were transferred to PTM Productions in March 2000. Neither the Company nor its stockholders are entitled to any beneficial interest in the Spin Off Assets and Liabilities. At the date of the spin off transaction, the liabilities of the non-LifeF/X operations exceeded the assets of the non-LifeF/X operations and, as a result, the Company recorded additional paid-in capital of $3,704,867 because the liabilities assumed by PTM Productions exceeded net assets transferred to PTM Productions.

     In connection with the spin off transaction, the Company obtained consents from a number of third parties, including its bank lender, which held a lien covering all of its assets, including the LifeF/X technology. Assets relating to the LifeF/X technology were released from the bank's security interest in conjunction with the spin off. As part of the spin off transaction, the Company transferred all of the bank debt to PTM Productions and Safeguard has agreed to indemnify the Company from and against any and all losses and liabilities relating to or arising from the bank debt. In addition, in connection with the spin off transaction, PTM Productions and Safeguard have provided certain indemnities to the Company for the Spin Off Assets and Liabilities. In consideration for the Safeguard indemnification, subject to any senior liens, Safeguard has been granted a security interest in the Spin Off Assets and Liabilities and will be entitled to any excess operating proceeds or sale proceeds from the Spin Off Assets and Liabilities to secure repayment of the Post September 30 Debt and reimbursement of indemnification amounts paid by Safeguard to the Company.

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

     During 2000, the Company incurred charges of $1,840,000 against the accrual for net liabilities of discontinued operations of $2.5 million established at December 31, 1999 and the resulting difference was transferred as part of the March 20, 2000 transfer to PTM Productions.

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

(4) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                                 2000
                                                              ----------
Computers and hardware......................................  $1,340,067
Software....................................................     825,616
Furniture and fixtures......................................     162,602
Other equipment.............................................      88,051
Leasehold improvements......................................     238,039
                                                              ----------
                                                               2,654,375
Less: Accumulated depreciation..............................     371,536
                                                              ----------
Net property and equipment..................................  $2,282,839
                                                              ==========

(5) LONG-TERM BANK DEBT AND LINES OF CREDIT

     All of the Company's bank debt related to the business activities that were included in the discontinued operations were transferred to PTM Productions in March 2000. There was $2,484,000 outstanding on the credit facility at December 31, 1999 which was included in net liabilities of discontinued operation -- current. The credit facility was collateralized by accounts receivable and a $2,000,000 guarantee by Safeguard.

     At December 31, 1999, the Company was not in compliance and entered into a consent letter with its bank pursuant to which the bank agreed, subject to certain terms and conditions (including an increase in principal payments as noted below), to extend the repayment of the credit facility to February 29, 2000 and which was subsequently extended to May 29, 2000 through a forbearance agreement with the bank.

     The following is a summary of long-term bank debt included with assets (liabilities) of discontinued operation. Refer to note 3 -- Discontinued Operation and Spin Off Transaction:

                                                                 DECEMBER 31,
                                                           ------------------------
                                                              1999          2000
                                                           ----------    ----------
Term loan with bank......................................  $4,666,667            --
  Less current portion...................................   4,666,667            --
                                                           ----------    ----------
Long-term debt, net of current portion...................  $       --            --
                                                           ==========    ==========

     Under the original term loan agreement, the term loan was payable in 60 monthly principal installments through November 2002 of $133,333 plus interest at prime (7.75% at December 31, 1998 and 8.5% at December 31, 1999) plus .25%. In December 1999, the Company agreed to increase the principal payments to $158,333 per month from January 2000 through February 2000 and $183,333 per month until November 2002. On March 20, 2000, the date of the transfer of assets and liabilities to PTM Productions the Company entered into a restructure agreement with the bank that allowed the Company to extend repayment of the amounts outstanding under its line of credit to May 29, 2000 and obtained a forbearance with respect to the debt covenants from the bank on the long-term debt through May 29, 2000. However, there was no assurance that the bank would extend the term past May 29, 2000. Therefore, all of the term debt was classified in net liabilities of discontinued operation-current, in the December 31, 1999 consolidated financial statements. The term loan was secured by all assets of the Company's discontinued operation (excluding equipment subject to capitalized leases). In connection with this restructure agreement, the Company reimbursed the bank for certain legal fees incurred and Safeguard transferred 4,298 warrants to purchase

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

LifeF/X common stock at an exercise price of $0.01 per share to the bank valued at $100,000. Such amounts have been included in accrued liability for estimated operating losses of discontinued operation.

(6) SHAREHOLDERS' EQUITY

     Prior to the Merger, the Company had 20,000,000 shares of Preferred Stock authorized, with 8,000,000 shares of Series A Preferred Stock and 7,680,000 shares of Series B Preferred Stock outstanding. All of the shares of the Series B Preferred Stock and 1,760,000 shares of the Series A Preferred Stock were owned by Safeguard. In conjunction with the Merger, the Series A Preferred Stock was converted into LifeF/X Common Stock using a conversion factor of 1.0937432, resulting in the issue of 8,749,846 shares. The Series B Preferred Stock was converted into LifeF/X Common Stock using a conversion factor of .2856811467, resulting in the issue of 2,194,031 shares. In addition, the Series B Preferred Stock converted into warrants to purchase LifeF/X common stock at an exercise price of $.01 per share using a conversion factor of .8080621094, resulting in the issue of 6,205,917 warrants to Safeguard.

     Effective upon the Merger, Safeguard converted $14,086,837 of PTM debt and accrued interest thereon of $761,837 owed to Safeguard into the right to receive warrants for 3,997,500 shares of LifeF/X common stock. The warrants have a term of ten years (expiring December 2009) and are exercisable beginning December 14, 2000 (one year after the Merger), at an exercise price of $.01 per share subject to certain early exercise events specified in the warrants.

     In connection with the Merger, warrants for 11,725,000 PTM shares held by Safeguard prior to the Merger carried forward on a share-for-share basis as warrants for LifeF/X common stock. The warrants have a term of ten years (expiring December 2009) and are exercisable beginning December 14, 2000 (one year after the Merger), subject to certain early exercise events specified in the warrants. 50% of the warrants held by Safeguard were carried forward as warrants to purchase 5,862,500 shares of LifeF/X common stock at an exercise price of $2.50 per share and the remaining 50% to purchase 5,862,500 shares of LifeF/X common stock at $5.00 per share. In addition, Safeguard received warrants to purchase 5,862,500 shares of LifeF/X common stock at an exercise price of $6.00 per share.

     Upon issuance, the Company estimated the fair value of the warrants using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 60%; and a weighted-average expected life of the warrants of seven years. The range of values assigned to the warrants was $1.94 to $3.00 per share, and the total value assigned was $23,389,176. The value assigned to the warrants, less the $14,086,837 in debt and accrued interest converted, amounted to $9,302,339, which was recorded as additional paid-in capital and as additional interest expense during the year ended December 31, 1999.

     In January 2001, Safeguard committed to exercise 10,199,119 of its $.01 warrants and 1,959,204 of its $2.50 warrants (see note 14).

     Concurrently with the Merger, LifeF/X, Inc. initiated a private placement offering for $18 million through the sale of 6,000,000 units at $3.00 per unit to certain investors. Each unit consisted of (i) one share of common stock and
(ii) a warrant to purchase .01 share of common stock at $7.50 per share, exercisable pursuant to the holder's put right, all on certain terms and conditions.

     The private placement occurred in two stages. The first portion of the placement closed in December 1999 and the Company received the proceeds relating to 2,983,000 units. The second portion of the placement closed in February 2000 at which time Company received the balance of the proceeds relating to 3,017,000 units. At December 31, 1999, the balance sheet reflects $9,051,000 in escrow funds and cash from

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

stock subscriptions which had been received but not yet paid to the Company. Subsequent to year end, the funds in escrow were released to the Company.

     At December 31, 1999, the Company had unit subscriptions for $579,000 which were funded subsequent to year end. These are reflected as common stock subscribed in the shareholders' equity section of the consolidated balance sheet. The costs of the offering amounted to $1,157,956 and $236,984 for the years ended December 31, 1999 and 2000, respectively, and were deducted from additional paid-in capital, offsetting the gross proceeds of the offering.

     Safeguard purchased 333,333 units of the offering for $1,000,000 ($3.00 per unit), receiving 333,333 shares of common stock and related warrants for the purchase of 3,333 shares.

     Refer to note 2 -- Acquisition of Pacific Title/Mirage, Inc. by Fin Sports U.S.A., Inc., for a discussion of the acquisition of all of PTM's capital stock by FSI in conjunction with the Merger in December 1999.

(7) STOCK OPTION PLAN

     PTM had a stock option plan (the 1997 Compensation Plan) which provided for the grant to PTM employees of incentive stock options and for the grant of nonstatutory stock options, stock awards or restricted stock to PTM employees, directors and consultants. Effective upon the Merger, this stock option plan was terminated and LifeF/X, Inc. adopted the 1999 Long-Term Incentive Plan (the
Plan) with terms substantially similar to those of the PTM plan. The new Plan reserves up to 10,539,944 shares of LifeF/X common stock for issuance under the Plan. Following the adoption of the new plan, LifeF/X, Inc. assumed the obligations of outstanding options granted to PTM employees under the PTM plan.

     These outstanding option obligations included an option grant to Lucille Salhany (the Chief Executive Officer, Co-President and a director of the Company) for 1,952,459 shares of common stock (after adjusting for the conversion from PTM shares to FSI shares). The options are exercisable at $1.50 per share (as adjusted). Twenty percent (20%) of the options vested at the date of grant and the balance of the options vest on a quarterly basis over two years. For financial reporting purposes, the Company has recorded deferred stock compensation of $2,928,689 during the year ended December 31, 1999, representing the difference between the exercise price and the fair value of the Company's common stock on the grant date. This amount is being amortized by a charge to operations ratably over the two year vesting period. Such amortization expense amounted to $656,541 and $1,171,466 for the years ended December 31, 1999 and 2000, respectively. In addition, in 1999, the Company recognized $25,950 of compensation expense for options granted to a non-employee, representing the fair value of such options on the grant date.

     In March 2000, the Company's Board of Directors accelerated the vesting of certain stock options held by employees of the discontinued operation that are no longer LifeF/X employees after the date of the spin-off. This modification of terms and the increase in intrinsic value of these stock options resulted in an expense of $812,745. In addition, the Company extended the exercise period for stock options held by a former employee of the discontinued operation. This modification of terms resulted in an expense of $145,399. These items, which totaled $958,144, were provided for in the "accrued liability for estimated operating losses of the discontinued operation" established in the year ended December 31, 1999 and were included in the loss on the discontinued operation with an offsetting increase in additional paid in capital.

     In September 2000, the Company granted stock options of 650,000 shares of common stock to key employees under the LifeF/X Long Term Incentive Plan. The options are exercisable at $5.00 per share. Twenty percent of the options vested at the date of grant and the balance of the options vest on an annual basis over three years. For financial reporting purposes, the Company has recorded deferred compensation of $1,950,000, representing the difference between the exercise price and the fair value of the Company's

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

common stock on the grant date. This amount is being amortized by a charge to operations, twenty percent upon grant and the balance ratably over the vesting period. Such amortization expense amounted to $520,000 for the year ended December 31, 2000.

     In September 2000, the Company entered into a three-year consulting agreement under which the consultant will be paid a fee equal to 75,000 common share stock options, which will have an exercise price of $9.26 per share and will vest in one-half amounts over two years. For financial reporting purposes, the Company has recognized $25,000 in expense related to this agreement during the year ended December 31, 2000, representing the current fair value of options vested during the year.

     In January 2001, the Company issued 2,250,000 shares of common stock and granted warrants to purchase 750,000 shares of common stock to Auckland UniServices Limited in exchange for licensing certain technologies and in February 2001 granted Eastman Kodak Company a warrant to purchase up to the lesser of 1,650,000 shares or 4.9% of the Company's outstanding common stock (see note 14).

     In addition, in connection with the Merger, LifeF/X, Inc. granted options to various employees subject to vesting schedules. Nonstatutory stock options granted must be at least 85% of fair market value at grant date. Outstanding options under the Plan vest in varying increments and expire on or before the 10th anniversary of the grant date or upon earlier termination.

     Restricted stock purchase options may be subject to vesting contingencies or other specified conditions.

     The following table summarizes stock option activity for the period from June 1, 1997 (inception) through December 31, 1997 and for the two years ended December 31, 1999, (as adjusted for the conversion of PTM shares to LifeF/X shares at a factor of 1.0937432 LifeF/X shares per PTM share). All option grants (except the 1,952,459 options granted to Lucille Salhany as described above), were at exercise prices which approximated or exceeded the fair market value of the underlying common stock at the date of grant.

                                                                             WEIGHTED-
                                                                              AVERAGE
                                                              NUMBER OF    EXERCISE PRICE
                                                               SHARES        PER SHARE
                                                              ---------    --------------
Balance at December 31, 1998................................  1,514,835        $  .91
  Granted...................................................  4,788,362          2.39
  Canceled..................................................   (773,822)         (.91)
                                                              ---------        ------
Balance at December 31, 1999................................  5,529,375          2.19
  Granted...................................................  3,015,614         10.82
  Exercised.................................................   (206,537)         (.91)
  Forfeitures...............................................     (9,478)         (.91)
                                                              ---------        ------
Balance at December 31, 2000................................  8,328,974        $11.19
                                                              =========        ======
Reserved for future issuance at December 31, 2000...........         --
                                                              =========

     If the Company had elected to recognize compensation cost based on the fair value at the date of grant, consistent with the method as prescribed by SFAS No. 123, "Accounting for Stock Based Compensation,"

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

loss from continuing operations before discontinued operation for the years ended December 31, 1999 and 2000 would have changed to the pro forma amount indicated below:

                                                               1999           2000
                                                           ------------    -----------
Loss from continuing operations:
  As reported............................................  $(14,064,569)   (11,571,286)
  Pro forma..............................................   (15,465,000)   (17,428,125)
Basic and diluted loss per share from continuing
  operations -- pro forma................................        (12.18)          (.91)
                                                           ============    ===========

     The fair value of options granted during 2000 was determined using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.0%, dividend yield of 0%, expected volatility of 60% and an expected life of 5 years. At date of grant, the fair value of the stock options ranged from $5.00 to $27.50 per option in 2000. The fair value of options granted during 1999 was determined using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.5%, dividend yield of 0%, expected volatility of 60% and an expected life of 5 years. At date of grant, the fair value of the stock options ranged from $1.73 to $2.19 per option in 1999.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                           OPTIONS OUTSTANDING
--------------------------------------------------------------------------
                          WEIGHTED-
                           AVERAGE     WEIGHTED-                 WEIGHTED-
RANGE OF                  REMAINING     AVERAGE                   AVERAGE
EXERCISE     NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
 PRICES    OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
--------   -----------   -----------   ---------   -----------   ---------
 $ .91        524,997      7.1 years     $ .91        349,998      $ .91
  1.50      1,952,459      9.0 years      1.50      1,171,476       1.50
  3.00      2,835,903      9.0 years      3.00      1,537,983       3.00
  5.00        650,000      9.7 years      5.00        130,000       5.00
  8.04         46,000      9.9 years      8.04             --       8.04
  8.28        835,577     10.0 years      8.28             --       8.28
  8.40         31,000      9.9 years      8.40             --       8.40
  9.26      1,184,015      9.7 years      9.26         99,000       9.26
 17.04         25,000      9.5 years     17.04             --      17.04
 17.95         25,000      9.4 years     17.95             --      17.95
 27.50        219,023      9.2 years     27.50        113,030      27.50
            ---------                               ---------
            8,328,974                               3,401,487
            =========                               =========

(8) COMMITMENTS

     The Company has an exclusive, worldwide, perpetual license and support agreement for the use of certain continuum modeling technology in commercial applications, excluding professional, medical, engineering and scientific applications. The license required quarterly license fees and development payments to be made to the licensor. These payments totaled approximately $500,000 per year through December 31, 1999 and $375,000 for the year ended December 31, 2000. In January 2001, the Company has entered into a series of amended agreements under which the Company has been granted an exclusive license to certain technologies (see note 14).

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

     The Company conducted a portion of its discontinued operation in a leased facility under a lease expiring in 2007 and leases certain machinery and equipment under operating leases expiring at various dates through 2003. Rent expense on the facility and operating lease expense of its discontinued operation during disposal period is included in the provision for loss on disposal of discontinued operation. The Company is obligated under various capital leases for computer hardware and software equipment that expire at various dates during the next three years.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and lease payments for real estate, as well as future minimum capital lease payments as of December 31, 2000, including leases related to its discontinued operation, are as follows:

                                                              CAPITAL     OPERATING
                                                               LEASES       LEASES
                                                              --------    ----------
Year ending December 31:
  2001......................................................  $103,383    $  344,780
  2002......................................................    41,344       344,998
  2003......................................................    21,969       307,500
  2004......................................................        --       300,000
  2005......................................................        --        50,000
  Thereafter................................................        --            --
                                                              --------    ----------
     Total minimum lease payments...........................   166,695    $1,347,278
                                                                          ==========
Less amount representing interest...........................    19,641
                                                              --------
     Present value of minimum capital lease payments........  $147,054
                                                              ========

     Total future minimum lease payments under the operating lease relating to the facility lease were $1,347,278.

     Facility rent expense and operating lease payments for the years ended December 31, 1998, 1999 and 2000 was approximately $2,596,000, $3,342,000 and
$356,000, respectively, and for the period from inception (June 1, 1997) through December 31, 2000 was approximately $6,405,000.

(9) INCOME TAXES

     Income tax expense (benefit) differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% as a result of the following:

                                                 1998          1999           2000
                                               ---------    -----------    -----------
Computed "expected" tax benefit..............  $(490,808)   $(4,781,681)   $(3,918,745)
Nondeductible amounts and other
  differences................................         --       (539,846)    (2,241,899)
Change in valuation allowance for deferred
  taxes......................................    490,808      5,321,527      6,160,644
                                               ---------    -----------    -----------
                                               $      --    $        --    $        --
                                               =========    ===========    ===========

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

     The components of the net deferred tax asset at December 31, 1999 and 2000 are presented below:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           2000
                                                            -----------    -----------
Deferred tax assets:
  Net operating losses....................................  $ 6,081,024     14,454,977
  Credit carryforwards....................................      105,383        434,556
  Other...................................................           --      1,007,396
  Less valuation allowance................................   (6,186,407)   (15,763,326)
                                                            -----------    -----------
     Total gross deferred tax assets......................  $        --       (133,603)
                                                            -----------    -----------
Deferred tax liabilities:
  Depreciation............................................           --       (133,603)
                                                            -----------    -----------
  Total gross deferred tax liabilities....................           --       (133,603)
                                                            -----------    -----------
  Net deferred tax asset..................................  $        --    $        --
                                                            ===========    ===========

     The increase in the total valuation allowance for the years ended December 31, 1999 and 2000 was an increase of $5,321,527 and $9,576,919, respectively.

     The Company had federal net operating loss carryforwards of $16.5 million and $33.3 million at December 31, 1999 and 2000, respectively, of which $1.0 million expires in 2012 and $32.0 million expires between 2018 and 2020. Utilization of the net operating losses may be subject to annual limitation provided by change in ownership provisions of Section 382 of the Internal Revenue Code and similar state provisions.

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on management's projections for future taxable income, a valuation allowance has been established for the deferred tax assets.

(10) RELATED PARTY TRANSACTIONS

     (a) Management Fees

     In connection with the initial capitalization of the Company discussed in note 1 -- Summary of Significant Accounting Policies, Mirage contributed certain assets to the Company which included certain patent applications. The Company entered into an administrative services support agreement with Mirage which provides for a fee of $25,000 per month beginning November 1997. The agreement will expire on the earlier of October 31, 2002 or six months after a sale of the Company. The total amount owed to Mirage as of December 31, 1999 was $445,000 which was included in net assets of discontinued operation. Subsequent to December 31, 1999, the agreement was cancelled and Mirage agreed to forgive the accrued management fee of $445,000.

     On October 31, 1997, the Company entered into an administrative services agreement with Safeguard effective January 1, 1998 that provided for a monthly fee to Safeguard of 1.5% of net revenues subject to minimum and maximum annual payments of $100,000 and $600,000, respectively. This agreement had an initial term through December 31, 2002 and was to continue thereafter unless terminated by either party. The agreement has been renegotiated to provide for a minimum annual payment of $50,000 for the year 2000, and will revert to the above schedule thereafter. The agreement will terminate early if the Company is sold. The total amount owed to Safeguard as of December 31, 1999 was $535,692. Safeguard has agreed not to require payment for at least the next 12 months. The liability as of December 31, 1999 has been transferred to PTM

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

Productions and has been included in net assets of discontinued operation -- long-term as of December 31, 1998 and 1999 as it is related to the discontinued operation. All future amounts accruing under this contract after December 31, 1999 are related to the continuing operations and will be paid by the Company.

     (b) Safeguard

     Short-term notes payable to Safeguard consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------    ---------
Notes payable to Safeguard, payable on demand at an annual
  interest rate of prime (7.75% and 8.5% at December 31,
  1998 and 1999, respectively) plus 1%, with interest
  payable monthly...........................................   2,775,000           --
Demand note payable to Safeguard, payable upon demand, at an annual interest rate of prime (7.75% at December 31,
  1998), plus 1%, payable at maturity.......................          --           --
                                                              ----------    ---------
                                                               2,775,000           --
                                                              ==========    =========

     The note payable balance at December 31, 1999 of $2,775,000 reflected above, represents Post September 30 Debt that is included in the Spin Off Assets and Liabilities transferred to PTM Productions subsequent to year end as discussed in note 3 -- Discontinued Operation and Spin Off Transaction. Therefore, at December 31, 1999 this item was included in the net liabilities of discontinued operation -- current.

     From January 1999 through September 1999, Safeguard provided unsecured loans to PTM totaling $9.5 million at an interest rate of prime plus 1%. The principal plus the accrued interest was payable on demand. In conjunction with these unsecured loans, the Company issued additional warrants to Safeguard to purchase 10,375,000 shares of common stock at an exercise price of $1.00 per share, bringing the total warrants outstanding to 11,725,000. These warrants had expiration dates ranging from February 2006 through August 2006.

     Upon issuance, the Company estimated the fair value of the warrants using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock ranging from 20% to 60%, depending on the grant date, and a weighted-average expected life of the warrants of seven years. The range of values assigned to the warrants was $0.01 to $0.66 per share, and the total value assigned was $1,462,383. This amount was recorded as additional paid-in capital and as interest expense during the year ended December 31, 1999.

     In connection with the Merger, the warrants for 11,725,000 PTM shares held by Safeguard prior to the Merger carried forward on a share-for-share basis as warrants for common stock of LifeF/X. The warrants have a term of ten years (expiring December 2009), and are exercisable beginning December 14, 2000 (one year after the Merger), subject to certain early exercise events specified in the warrants. 50% of the PTM warrants held by Safeguard were carried forward as warrants to purchase 5,862,500 shares of LifeF/X common stock at an exercise price of $2.50 per share and the remaining 50% to purchase 5,862,500 shares of LifeF/X common stock at $5.00 per share. In addition, Safeguard received warrants to purchase 5,862,500 shares of LifeF/X common stock at an exercise price of $6.00 per share.

     The total number of shares of LifeF/X common stock that are subject to exercise under the warrants held by Safeguard after the Merger amounts to 27,789,952 shares of LifeF/X common stock. In January 2001, Safeguard committed to exercise 10,199,119 of its $.01 warrants and 1,959,204 of its $2.50 warrants (see note 14).

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

     The Company issued 25,000 stock warrants to a related party, with an exercise price of $17.55 and a ten year expiration, for consideration for rent. The fair value of the warrants of $40,000 is reflected as rent expense for the year ended December 31, 2000.

(11) 401(k) PLAN

     The Company has a retirement plan under Section 401(k) of the Internal Revenue Code (the Plan). The terms of the Plan provide that employees over 21 years of age who have completed at least six months of employment are eligible to participate in the Plan. Contributions to the Plan by the employees are set aside in a separate trust. The Company makes matching contributions at 25% of the first 6% of each employee's contribution and may discontinue matching contributions at any time. For the years ended December 31, 1998, 1999 and 2000 the Company made contributions to the Plan of approximately $93,000, $85,000 and $16,000, respectively and approximately $206,000 for the period from inception (June 1, 1997) through December 31, 2000.

(12) SEVERANCE OBLIGATION

     Certain of the Company's employees are covered under a collective bargaining agreement, under which the Company must provide for severance payments to be paid to these employees based on qualified years of service. The Company has a severance liability recorded of $517,071 and $0 at December 31, 1999 and 2000, respectively, which has been included in net assets of discontinued operation -- long-term.

(13) CONTINGENCIES

     The Company is involved in legal proceedings with outside parties involving routine business matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

(14) SUBSEQUENT EVENTS

  Exercise of Warrants

     In January 2001, Safeguard committed to funding the Company an additional $5 million. The funds will be made available through Safeguard's exercise of 10,199,119 warrants at $.01 price per share and 1,959,204 warrants at $2.50 per share. Under the terms of the agreement, Safeguard will initially exercise all 10,199,119 of its $.01 warrants and 959,204 of its $2.50 warrants, which will provide $2.5 million of cash to the Company. LifeF/X will determine the date when Safeguard will exercise another one million of its $2.50 warrants, thereby completing the commitment of $5 million.

  Licensing and Development Agreements

     In January 2001, the Company entered into a series of amended agreements with Auckland UniServices Limited (UniServices) under which the Company will be granted an exclusive license to certain technologies developed by UniServices. In addition, UniServices will provide certain development services for the Company.

     In consideration of the licensing agreements, the Company will issue 2,250,000 shares of common stock to UniServices. In addition, the Company will grant UniServices warrants to purchase 750,000 shares of common stock as follows: 225,000 shares with a $20 exercise price and with a five-year expiration; 225,000 shares with a $20 exercise price and a four-year expiration; 225,000 with a $20 exercise price and a three-year expiration; and 75,000 shares with a $12 exercise price and a three-year expiration.

                          LIFEF/X, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 2000

     In consideration of the development agreement, the Company will pay UniServices a base payment of $100,000 each year for three years. In addition, specific projects will be billed on a time and materials basis.

  Marketing and Distribution Agreement

     In January 2001, the Company entered into a three-year marketing and distribution agreement with Eastman Kodak Company (Kodak)under which the Company granted Kodak a license to use, market, distribute and support certain products. In addition, the agreement grants Kodak a royalty bearing license to software currently being developed.

     In addition, the Company granted Kodak a warrant to purchase up to the lesser of 1,650,000 shares or 4.9% of the Company's outstanding stock with a $3.75 exercise price per share until July 17, 2001 and an exercise price thereafter, until September 30, 2001, at $4.50 per share. The warrant provides for certain protections agains dilutive issuances as well as Kodak's right to exchange its rights under the warrant for tag-along rights in other offerings of the Company's securities during the warrant's term.

  Private Placement Offering

     In February 2001, the Company commenced a private placement offering to raise additional capital and engaged an investment banker to assist in this effort.

                                 EXHIBIT INDEX

                                 LIFEF/X, INC.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   2.1    Agreement and Plan of Merger by and among Fin Sports U.S.A.,
          Inc., PTM Acquisition Corp. and Pacific Title/Mirage, Inc.
          dated December 14, 1999 (incorporated by reference to Form
          8-K filed by Lifef/x, Inc. on December 15, 1999(1)
   3.1    Amendment to Bylaws of Fin Sports U.S.A., Inc.(1)
   3.2    Articles of Incorporation of Lifef/x, Inc.(1)
   3.3    Bylaws of Lifef/x, Inc.(1)
   3.4    Amendment to Articles of Incorporation of Lifef/x, Inc.*
   4.1    Registration Rights Agreement dated December 14, 1999(1)
   4.2    Fin Sports U.S.A., Inc. Subscription Agreement (Revised
          November 24, 1999)(1)
   4.3    Warrant Certificate dated February 12, 2001*
  10.1    Employment Agreement dated December 1, 1999 re: Serge
          Lafontaine(1)
  10.2    Employment Agreement dated December 1, 1999 re: Michael
          Rosenblatt(1)
  10.3    Employment Agreement dated December 1, 1999 re: Lucille
          Salhany(1)
  10.4    Consulting Agreement dated January 4, 2000 re: Ian Hunter(1)
  10.5    Lifef/x, Inc. 1999 Long Term Incentive Plan including
          Amendment(1)
  10.6    Technologies License, Development, Consulting and
          Collaboration Agreement between Auckland UniServices Limited and Pacific Title/Mirage, Inc. effective as of November 1,
          1997(1)
  10.7    Indemnification Agreement dated December 14, 1999(1)
  10.8    Security Agreement dated March 20, 2000(1)
  10.9    Assignment and Assumption Agreement dated December 14,
          1999(1)
  10.10   General Bill of Sale, Assignment and Assumption Agreement
          dated March 20, 2000(1)
  10.11   Software License Agreement dated March 20, 2000(1)
  10.12   Indemnification Agreement dated December 14, 1999 re: Robert
          Verratti(1)
  10.13   Lock-up/Leak-Out Agreement dated December 14, 1999(1)
  10.14   Massachusetts Office Lease dated March 16, 2000(1)
  10.15   Marketing and Distribution Agreement between Eastman Kodak
          Company and Lifef/x, Inc. dated January 2001*
  10.16   Employment Agreement dated January 18, 2001 re: Richard A.
          Guttendorf*
  21.1    Subsidiaries of Registrant(1)

---------------
  *  Filed herewith

 (1) Filed under corresponding Exhibit Number to the Company's Registration Statement on Form SB-2 (file number 333-32934) and incorporated herein by reference.