Form 10-Q
period 2001-03-31
LIFEF X INC
filed 2001-05-15
CIK 1072914

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               _________________

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED _________________


            Commission File Number 0-25171
                               _________________

                                 LIFEF/X, INC.
   (Exact Name of registrant as Specified in its Charter)

        NEVADA                                84-1385529
  (State of Incorporation)          (I.R.S. Employer Identification No.)

153 NEEDHAM STREET, BUILDING ONE, NEWTON, MASSACHUSETTS             02464
    (Address of Principal Executive Offices)                     (Zip Code)

  Registrant's Telephone Number       (617) 964-4200
                               _________________

 Check whether the registrant (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
 requirements for the past 90 days.    Yes [X]   No [_]


 As of May 4, 2001, there were 32,615,724 shares of common stock of Lifef/x, Inc. outstanding.

                                 LIFEF/X, INC.
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2001
                               TABLE OF CONTENTS


                                                                      Page
                                                                      ----
Part I - Financial Information
------------------------------
Item 1.      Consolidated Financial Statements.....................   1

Item 2.      Management's Discussion and
             Analysis or Plan of Operation.........................   7

Part II - Other Information
---------------------------

Item 1.      Legal Proceedings.....................................  12


Item 6.      Exhibits and Reports on Form 8-K......................  12


             Signatures............................................  13

                         LIFEF/X, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                       March 31,   December 31,
Assets                                                   2001          2000
                                                      -----------  ------------
                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                           $ 4,309,041  $  5,150,629
  Interest receivable                                       7,717        17,265
  Other receivables                                           281         4,836
  Prepaid expenses                                        147,579        84,953
                                                      -----------  ------------
       Total current assets                             4,464,618     5,257,683

Property, plant and equipment (net)                     2,137,698     2,282,839
Investments                                               217,500       217,500
Deposits                                                   30,556        28,910
                                                      -----------  ------------
                                                      $ 6,850,372  $  7,786,932
                                                      ===========  ============

       Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued expenses               $ 1,049,019  $  1,408,033
  Current portion of capital lease obligation              91,120        89,232
                                                      -----------  ------------
       Total current liabilities                        1,140,139     1,497,265

Capital lease obligation, net of current portion           31,537        57,822
Other long-term liabilities                               147,227       192,597
                                                      -----------  ------------
                                                        1,318,903     1,747,684
                                                      -----------  ------------

Shareholders' equity:
  Common stock, $.001 par value.
   Authorized 100,000,000 shares: issued and
   outstanding 32,615,724 shares (2001)
   and 19,010,946 shares (2000)                            32,615        19,207
  Additional paid-in capital                           71,569,301    59,271,858
  Deferred compensation related to stock options       (2,107,823)   (2,530,682)
  Accumulated deficit                                 (63,962,624)  (50,721,135)
                                                      -----------  ------------
       Total shareholders' equity                       5,531,469     6,039,248
                                                      -----------  ------------
                                                      $ 6,850,372  $  7,786,932
                                                      ===========  ============


See accompanying notes to consolidated financial statements.

                         LIFEF/X, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three months ended March 31,
                                             ----------------------------
                                                 2001           2000
                                             ------------    ------------
                                                       (Unaudited)

Revenue                                       $       7,500           --
                                              -------------   ----------

Operating costs and expenses:
 General and administrative                       1,805,753    1,242,970
 Research and development                        11,490,382      677,717
                                              -------------   ----------
   Total operating costs and expenses            13,296,135    1,920,687
                                              -------------   ----------
   Loss from operations                         (13,288,635)  (1,920,687)

Non operating (income) expense:
Interest expense                                     14,377       12,274
Other income                                             --           --
Interest income                                    ( 65,823)    (209,353)
                                              -------------   ----------
   Loss before income tax expense               (13,237,189)  (1,723,608)

Income tax expense                                    4,300        2,056
                                              -------------   ----------
   Net loss                                   $ (13,241,489)  (1,725,664)
                                              =============   ==========

Net loss per common share on a basic
  and diluted basis:                          $       (0.54)       (0.09)
                                              =============   ==========

Weighted average common shares outstanding       24,427,861   19,000,127
                                              =============   ==========


See accompanying notes to consolidated financial statements.

                         LIFEF/X, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three months ended March 31,
                                                              -------------------------------------------
                                                                  2001                           2000
                                                              ------------                    -----------
                                                                              (Unaudited)
Cash flows from operating activities:
 Net loss                                                     $(13,241,489)                   $(1,725,664)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation expense                                            204,852                          6,410
   Loss on disposal                                                     --                             --
   Noncash professional services expense - stock warrants        9,808,275                             --
   Noncash compensation expense - stock options                    425,434                        292,869
   Changes in operating assets and liabilities:
    Other receivables, prepaid expenses
     and other assets                                              (50,169)                      (201,334)
    Accounts payable, accrued expenses and
     other long-term liabilities                                  (404,384)                       698,815
                                                              ------------                    -----------
      Net cash (used in) operating activities                   (3,257,481)                      (928,904)
                                                              ------------                    -----------

Cash flows from investing activities:
 Purchases of property, plant and equipment                        (59,711)                      (337,575)
                                                              ------------                    -----------
      Net cash (used in) investing activities                      (59,711)                      (337,575)
                                                              ------------                    -----------

Cash flows from financing activities:
 Proceeds form exercise of stock warrants                        2,500,001                             --
 Payment on capital lease obligations                              (24,397)                            --
 Proceeds from sale of stock through private placement
  related to common stock subscribed                                    --                        579,000
 Restricted cash from stock subscriptions                               --                      9,051,000
 Proceeds from exercise of stock options                                --                         10,000
 Private placement offering costs                                       --                       (236,985)
 Net cash provided by (used in) financing activities -
  discontinued operation                                                --                       (483,659)
                                                              ------------                    -----------
      Net cash provided by financing activities                  2,475,604                      8,919,356
                                                              ------------                    -----------

      Net increase (decrease)in cash and cash equivalents         (841,588)                     7,652,877

Cash and cash equivalents at beginning of period                 5,150,629                      7,778,040
                                                              ------------                    -----------
Cash and cash equivalents at end of period                    $  4,309,041                    $15,430,917
                                                              ============                    ===========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest, including discontinued operation                  $     14,377                    $   189,212
  Income taxes                                                       4,300                          2,506
                                                              ============                    ===========

Supplemental disclosure of noncash financing activities:
 Transfer of assets and liabilities of discontinued
  operation to PTM Productions, Inc., net                     $         --                    $ 3,704,867
                                                             =============                    ===========

See accompanying notes to consolidated financial statements.

                         LIFEF/X, INC. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

              For the three months ended March 31, 2001 and 2000

                                  (Unaudited)

Basis of Presentation

    The information furnished is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of results to be expected for the entire year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Reference should be made to the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2000 filed by Lifef/x, Inc. for a further discussion of accounting policies and other significant matters.

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


    The Company has continued to incur losses since it discontinued certain operations. It has funded its losses through an $18 million equity round of financing in early 2000. Safeguard has committed to fund an additional $5 million, of which $2.5 million has been received through the period ending March 31, 2001. Management believes that this additional financing, coupled with existing cash and cash equivalents and cash generated from revenue will be sufficient to support operations through 2001. However, subsequent to fiscal year 2001 additional financing will be needed and no assurances can be given that additional financing will be available, or if available, on terms satisfactory to the Company.



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

       There were 8,574,474 and 5,737,460 common stock options outstanding at March 31, 2001 and 2000, respectively, and 17,567,042 and 27,951,312 warrants to purchase shares of common stock at March 31, 2001 and 2000, respectively, which were not included in the computation of diluted loss per share because the impact would have been antidilutive.

(2)  Stockholders Equity

       The 1999 Long-Term Incentive Plan (the Plan) reserves up to 10,539,944 shares of LifeF/X common stock for issuance under the Plan. As of March 31, 2001, there were 8,574,474 options outstanding.

       These outstanding option obligations included an option grant to Lucille Salhany (the Chief Executive Officer, Co-President and a director of the Company) for 1,952,459 shares of common stock. The options are exercisable at $1.50 per share (as adjusted). Twenty percent (20%) of the options vested at the date of grant and the balance of the options vest on a quarterly basis over two years. For financial reporting purposes, the Company recorded deferred stock compensation of $2,928,689 during the year ended December 31, 1999, representing the difference between the exercise price and the fair value of the Company's common stock on the grant date. This amount is being amortized by a charge to operations ratably over the two year vesting period. Such amortization expense amounted to $292,869 and $292,869 for the three months ended March 31, 2001 and 2000, respectively.

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

       In September 2000, the Company granted stock options for 650,000 shares of common stock to key employees under the LifeF/X Long Term Incentive Plan. The options are exercisable at $5.00 per share. Twenty percent of the options vested at the date of grant and the balance of the options vest on an annual basis over three years. For financial reporting purposes, the Company recorded deferred compensation of $1,950,000, representing the difference between the exercise price and the fair value of the Company's common stock on the grant date. This amount is being amortized by a charge to operations, twenty percent upon grant and the balance ratably over the vesting period. Such amortization expense amounted to $129,990 for the three months ended March 31, 2001.

       In February 2001, the Company granted Eastman Kodak Company a warrant to purchase up to the lesser of 1,650,000 shares or 4.9% of the Company's outstanding stock. The warrant, which expires on September 30, 2001, has an exercise price of $3.75 per share until July 17, 2001, and $4.50 per share thereafter. As of March 31, 2001 the warrant had not been exercised.


   (3) Commitments

          We license a portion of the LifeFX technology from Auckland UniServices Limited (Uniservices) under a licensing agreement. Under the UniServices licensing agreement, we have been granted an exclusive, worldwide, perpetual license to use UniServices' continuum modeling technology in all communications applications. The license required quarterly license fees and development payments to be made to the licensor. These payments totaled approximately $12,500 and $112,500 for the three months ended March 31, 2001 and 2000 respectively.

       In January 2001, the Company amended its agreement with UniServices. The agreements were amended in part to compensate Uniservices for services previously rendered under a fundamental business relationship with the Company which commenced in 1997 and to grant the Company an exclusive license to expand into further markets including professional medical, scientific and engineering.

     In addition, UniServices will provide certain development services for the Company.

       In consideration of the agreements, the Company issued 2,250,000 shares of common stock to UniServices. In addition, the Company granted UniServices warrants to purchase 750,000 shares of common stock as follows:
     225,000 shares with a $20 exercise price and with a five-year expiration; 225,000 shares with a $20 exercise price and a four-year expiration; 225,000 with a $20 exercise price and a three-year expiration; and 75,000 shares with a $12 exercise price and a three-year expiration. For financial reporting purposes, the Company has recognized $9,000,000 of expense related to the issuance of the stock based on its fair value and $808,275 in expense related to the warrants. Upon issuance, the Company estimated the fair value of the warrants using a Black-Scholes option pricing model.

       In consideration of the development agreement, the Company will pay UniServices a base payment of $100,000 each year for three years. In addition, specific projects will be billed on a time and materials basis.


     (4) Exercise of Warrants

       In January 2001, Safeguard committed to fund the Company an additional $5 million. The funds are available through Safeguard's exercise of 10,199,119 warrants at $.01 price per share and 1,959,204 warrants at $2.50 per share. Safeguard exercised all 10,199,119 of its $.01 warrants and 959,204 of its $2.50 warrants in February 2001, providing $2.5 million of cash to the Company. Safeguard will exercise another one million of its $2.50 warrants upon request of the Company, thereby completing the commitment of $5 million.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------


       The following discussion should be read with the consolidated financial statements and the related notes included herein. Certain statements that are not related to historical results, including statements regarding LifeF/X's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and involve risks and uncertainties. Although management believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this statement.


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



Results of Operations

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

     Revenue - Revenue for the quarter ended March 31, 2001 was $7,500. Revenue resulted from a contract for a production fee for a LifeF/X Stand-in virtual person. LifeF/X did not have revenue in the quarter ended March 31, 2000. All of our products were in the research and development or planning stages and there were no sales from the LifeF/X technology in 2000.

 General and administrative expenses - General and administrative expenses were $1,850,753 for the quarter ended March 31, 2001 compared to $1,242,970 for the quarter ended March 31, 2000, an increase of $607,783. This increase is primarily due to the following items:

     (1) In September 2000, LifeF/X recorded deferred stock compensation of $1,950,000 on stock options issued to key employees. This amount is amortized ratably as the options vest. The related expense recorded in the quarter ended March 31, 2001 and included in general and administrative expenses was $130,000.

     (2) Administrative wages, taxes and benefits were $529,000 for the quarter ended March 31, 2001 compared to $202,000 for the quarter ended March 31, 2000, an increase of $327,000. This is a result of the increased number of employees employed at the quarter ended March 31, 2001.

     (3) Professional services were $335,000 for the quarter ended March 31, 2001 compared to $389,000 for the quarter ended March 31, 2000, a decrease of $54,000. This resulted from a decrease in legal expenses of $185,000 and an increase in investor and public relations costs in the comparable period. The decrease in legal expense related to the expenses incurred for the registration of LifeF/X common stock, other filings, general corporate matters relating to on-going corporate administration, expenses related to the development of corporate infrastructure in 2000. The increase in investor and public relations expenses for the quarter ended March 31, 2001 resulted from increased stock and investor activity and ongoing public relations matters.

     (4) Rent expense was $86,000 for the quarter ended March 31, 2001 compared to $58,000 for the quarter ended March 31, 2000, an increase of $28,000. The increase resulted from rent for the Newton, MA and Los Angeles, CA offices. The leases commenced in March 2000.

     (5) Depreciation expense increased by $198,000 for the quarter ended March 31, 2001 over the comparable period last year as a result of the addition of computer equipment, software, leasehold improvements and other equipment.

(6) Other general and administrative expenses were $228,000 for the quarter ended March 31, 2001 compared to $295,000 for the quarter ended March 31, 2000, a decrease of $67,000. This is primarily due to a decrease in filing and other fees of $139,000, relating to stock registration and other fees paid in 2000, offset by increases in utilities of $22,000, travel of $17,000 and insurance of $26,000.


Research and development expenses - Research and development expenses were $11,490,000 for the quarter ended March 31, 2001 compared to $678,000 for the quarter ended March 31, 2000, an increase of $10,812,000. Of the $11.5 million for the quarter ended March 31, 2001, $9.81 million related to the non-cash expense for the issuance of stock and warrants to Uniservices. Research and development consists of costs related to LifeF/X development activities.

Salaries and wages, related personnel benefits and outside contractors expenses included in research and development were $1,192,000 for the quarter ended March 31, 2001 compared to $513,000 for the quarter ended for the quarter ended March 31, 2000, an increase of $679,000. This reflects an increase in full-time research and development personnel and consulting staff, primarily at LifeF/X's Newton, Massachusetts headquarters, over the comparable period last year.

  LifeF/X has an exclusive, world-wide, perpetual license and support agreement from UniServices for the use of certain continuum modeling technology in commercial applications. Recurring license and development fees paid under the agreement included in research and development costs were $12,500 for the quarter ended March 31, 2001 and $112,500 for the quarter ended March 31, 2000.

  In January 2001, the company amended its agreement with UniServices. The agreements were amended in part to compensate UniServices for services previously rendered under a fundamental business relationship with the Company which commenced in 1997 and to grant the Company an exclusive license to expand into further markets including professional medical, scientific and engineering. In addition, UniServices will provide certain development services for the Company.

In consideration of the amended agreements, the Company issued 2,250,000 shares of common stock to UniServices. In addition, the Company granted UniServices warrants to purchase 750,000 shares of common stock as follows: 225,000 shares with a $20 exercise price and with a five-year expiration; 225,000 shares with a $20 exercise price and a four-year expiration; 225,000 with a $20 exercise price and a three-year expiration; and 75,000 shares with a $12 exercise price and a three-year expiration. The Company has recognized $9,000,000 of expense related to the issuance of the stock based on its fair value and $808,275 in expense related to the warrants. Upon issuance, the Company estimated the fair value of the warrants using a Black-Scholes option pricing model.

The Company paid $25,000 for the quarter ended March 31, 2001, under the terms of the Uniservices development agreement.



Interest Income - Interest income for the quarter ended March 31, 2001 was $66,000 as compared to $209,000 for the quarter ended March 31, 2000, a decrease of $143,000. This reflects the decrease in cash which is invested in highly liquid short-term investments.

 Liquidity and Capital Resources

  On March 20, 2000, LifeF/X sold its non-LifeF/X assets, which consisted of film title and special effects services, to PTM Productions, Inc., an entity owned by the pre-Merger Pac Title/Mirage shareholders. The sale included a transfer of all liabilities associated with the discontinued operation, including all debt. As a result, LifeF/X is presently debt-free, other than accounts payable, accrued expenses and capital lease obligations. In addition, Safeguard has indemnified LifeF/X against all liabilities associated with the discontinued operation. See note 3 to the accompanying consolidated financial statements. Historically, the Company's revenues have been solely related to its discontinued operation.

  The Company expects the cash balance of $4.31 million at March 31, 2001 and the additional $2.5 million to be received from the exercise of warrants by Safeguard will be adequate to satisfy its cash requirements for its operations through the end of 2001. In February 2001, the Company commenced a private placement offering to raise additional capital and engaged an investment banker to assist in this effort. Proceeds from the private placement will be used to fund continuing LifeF/X development, with primary emphasis on Internet applications of the technology. In addition to LifeF/X Internet development, the proceeds of the private placement will be used to fund product marketing and distribution, acquire support resources, and continue to build the infrastructure to facilitate future growth. Cash balances, have been and, until expended, will be invested in highly liquid short-term investments.


  Net cash used in operating activities was $3,257,000 for three months ended March 31, 2001. This use was primarily due to the net loss for the period and a decrease of $404,000 in accounts payable and accrued expenses, partially offset by a non-cash expense of $9,808,000 relating to the issuance of stock and warrants to Uniservices and a non-cash expense of $425,000 relating to stock options. Net cash used in operating activities for the comparable period of the prior year was $929,000. This was primarily due to the $1,726,000 net loss for the period, partially offset by a non-cash expense of $293,000 relating to stock options and a $699,000 increase in accounts payable and accrued liabilities.

  Net cash used in investing activities was $60,000 for the three months ended March 31, 2001, as compared to net cash used in investing activities of $338,000 for the three months ended March 31, 2000, a decrease of $278,000. Investing activities represent purchases of plant and equipment.

  Net cash provided by financing activities for the three months ended March 31, 2001 was $2.5 million. This primarily represents the receipt of proceeds received from the exercise of stock warrants by Safeguard. Net cash provided by financing activities for the comparable period of the prior year was $8.9 million. This primarily represents the receipt of proceeds of $9.1 million from the sale of stock through private placement that were held in escrow at December 31, 1999.

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



Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a).     Exhibits

         None.


(b).    Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended
        March 31, 2001.

                                  SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LIFEF/X, INC.
                                             -------------

                                             /s/  Lucille S. Salhany
                                             -----------------------
                                             Lucille S. Salhany
                                             Co-President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)
                                             May 14, 2001


                                             /s/  Richard A. Guttendorf, Jr.
                                             -------------------------------
                                             Richard A. Guttendorf, Jr.
                                             Chief Financial Officer
                                             and Secretary
                                             (Principal Accounting Officer)
                                             May 14, 2001