Form 10-Q
period 2001-06-30
LIFEF X INC
filed 2001-08-14
CIK 1072914

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED _______________

Commission File Number 0-25171

LIFEF/X, INC.
(Exact Name of registrant as Specified in its Charter)

NEVADA	84-1385529
(State of Incorporation)	(I.R.S. Employer Identification No.)

153 NEEDHAM STREET, BUILDING ONE, NEWTON, MASSACHUSETTS	02464
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number           (617) 964-4200

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

As of August 10, 2001, there were 33,615,724 shares of common stock of Lifef/x, Inc. outstanding.

LIFEF/X, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001
TABLE OF CONTENTS

Part I - Financial Information

Item 1. Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Part II - Other Information

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

LIFEF/X, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$2,747,108	$5,150,629
Interest receivable	6,431	17,265
Other receivables	280	4,836
Prepaid expenses	74,960	84,953

Total current assets	2,828,779	5,257,683

Property, plant and equipment (net)	1,993,905	2,282,839
Investments	217,500	217,500
Deposits	5,958	28,910

	$5,046,142	$7,786,932

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,312,193	$1,408,033
Current portion of capital lease obligation	73,694	89,232

Total current liabilities	1,385,887	1,497,265

Capital lease obligation, net of current portion	26,945	57,822
Other long-term liabilities	100,723	192,597

	1,513,555	1,747,684

Shareholders' equity:
Common stock, $.001 par value. Authorized 100,000,000 shares: issued and outstanding 33,115,724 shares (2001) and 19,207,401 shares (2000)	33,115	19,207
Additional paid-in capital	72,976,386	59,271,858
Deferred compensation related to stock options	(1,828,374)	(2,530,682)
Accumulated deficit	(67,648,540)	(50,721,135)

Total shareholders' equity	3,532,587	6,039,248

	$5,046,142	$7,786,932

See accompanying notes to consolidated financial statements.

LIFEF/X, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)

Revenue	$6,325	—	$13,825	—

Operating costs and expenses:
General and administrative	2,058,399	1,583,890	3,864,152	2,826,860
Research and development	1,660,770	1,143,124	13,151,152	1,820,841

Total operating costs and expenses	3,719,169	2,727,014	17,015,304	4,647,701

Loss from operations	(3,712,844)	(2,727,014)	(17,001,479)	(4,647,701)

Non operating (income) expense:
Interest expense	11,405	12,394	25,782	24,668
Other income	—	(3,250)	—	(3,250)
Interest income	(38,334)	(211,334)	(104,156)	(420,687)

Loss before income tax expense	(3,685,915)	(2,524,824)	(16,923,105)	(4,248,432)

Income tax expense	—	2,500	4,300	4,556

Net loss	$(3,685,915)	(2,527,324)	(16,927,405)	(4,252,988)

Net loss per common share on a basic and diluted basis:	$(0.11)	(0.13)	(0.59)	(0.22)

Weighted average common shares outstanding	32,873,966	19,168,582	28,674,245	19,084,355

See accompanying notes to consolidated financial statements.

LIFEF/X, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)

Cash flows from operating activities:
Net loss	$(3,685,915)	$(2,527,324)	$(16,927,405)	$(4,252,988)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	215,055	52,815	419,907	59,225
Noncash professional services expense - stock and warrants	41,750	—	9,850,025	—
Noncash compensation expense - stock options	395,284	292,869	820,718	585,738
Noncash rent expense – stock warrants	—	40,000	—	40,000
Changes in operating assets and liabilities:
Other receivables, prepaid expenses and other assets	98,504	(8,952)	48,334	(210,286)
Accounts payable, accrued expenses and other long-term liabilities	216,668	(370,067)	(187,714)	328,748

Net cash (used in) operating activities	(2,718,654)	(2,520,659)	(5,976,135)	(3,449,563)

Cash flows from investing activities:
Purchases of property, plant and equipment	(71,261)	(629,656)	(130,972)	(967,231)

Net cash (used in) investing activities	(71,261)	(629,656)	(130,972)	(967,231)

Cash flows from financing activities:
Proceeds from exercise of stock warrants	1,250,000	—	3,750,001	—
Payment on capital lease obligations	(22,018)	—	(46,415)	—
Proceeds from sale of stock through private placement related to common stock subscribed	—	—	—	579,000
Restricted cash from stock subscriptions	—	—	—	9,051,000
Proceeds from exercise of stock options	—	177,049	—	187,049
Net cash provided by (used in) financing activities - discontinued operation	—	—	—	(720,644)

Net cash provided by financing activities	1,227,982	177,049	3,703,586	9,096,405

Net increase (decrease) in cash and cash equivalents	(1,561,933)	(2,973,266)	(2,403,521)	4,679,611

Cash and cash equivalents at beginning of period	4,309,041	15,430,917	5,150,629	7,778,040

Cash and cash equivalents at end of period	$2,747,108	$12,457,651	$2,747,108	12,457,651

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, including discontinued operation	$11,405	$12,394	$25,782	201,606
Income taxes	—	2,500	4,300	4,556

Supplemental disclosure of noncash financing activities:
Transfer of assets and liabilities of discontinued operation to PTM Productions, Inc., net	$—	$—	—	3,704,867

See accompanying notes to consolidated financial statements.

LIFEF/X, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the three months and six months ended June 30, 2001 and 2000

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

(1)         Summary of Significant Accounting Policies

             (a)         Organization and Description of Business

             Lifef/x, Inc. (the “Company” or “LifeF/X”) and its wholly-owned subsidiary, LifeF/X Networks, Inc., have been engaged in the following operations: (1) the development of LifeF/X technology, a mathematically based technology capable of creating photo-realistic computer animation of biological entities, including humans animated in real time, and (2) the non-LifeF/X operations, which provides film title, credits, special effects, digital effects and related services to the motion picture and television industry.

             The Company has continued to incur losses since it discontinued certain operations. It has funded its losses through an $18 million equity round of financing received in early 2000. Safeguard has committed to fund an additional $5 million, of which $3.75 million has been received through the period ending June 30, 2001. Management believes that this additional financing, coupled with existing cash and cash equivalents and cash generated from revenue, will be sufficient to support operations through 2001. However, subsequent to fiscal year 2001 additional financing will be needed and no assurances can be given that additional financing will be available, or if available, on terms satisfactory to the Company.

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

             There were 9,217,235 and 5,576,523 common stock options outstanding at June 30, 2001 and 2000, respectively, and 18,812,212 and 27,950,365 warrants to purchase shares of common stock at June 30, 2001 and 2000, respectively, which were not included in the computation of diluted loss per share because the impact would have been antidilutive.

(2)         Stockholders Equity

             In February 2001, the Company granted Eastman Kodak Company a warrant to purchase up to the lesser of 1,650,000 shares or 4.9% of the Company’s outstanding stock. The warrant, which expires on September 30, 2001, has an exercise price of $3.75 per share until July 17, 2001, and $4.50 per share thereafter. As of June 30, 2001 the warrant had not been exercised.

             In June 2001, the Company granted stock options for 243,000 shares to its employees in lieu of cash compensation for merit salary increases. The options are exercisable at $.01 per share and vest in four equal installments over one year. For financial reporting purposes, the Company recorded deferred stock compensation of $143,000, representing the difference between the exercise price and the fair value of the Company's common stock on the grant date. This amount is being amortized by a charge to operations ratably over the vesting period.

(3)         Commitments

             We license a portion of the LifeF/X technology from Auckland UniServices Limited (UniServices) under a licensing agreement. Under the UniServices licensing agreement, we have been granted an exclusive, worldwide, perpetual license to use UniServices' continuum modeling technology in all communications applications. The license required quarterly license fees and development payments to be made to the licensor. These payments totaled approximately $0 and $112,500 for the three months ended June 30, 2001 and 2000, respectively, and $12,500 and $225,000 for the six months ended June 30, 2001 and 2000.

             In January 2001, the Company amended its agreements with UniServices. The agreements were amended in part to compensate UniServices for services previously rendered under a fundamental business relationship with the Company which commenced in 1997 and to grant the Company an exclusive license to expand into further markets including professional medical, scientific and engineering. UniServices and the Company began negotiations in January 2000. In addition, UniServices will provide certain development services for the Company.

             In consideration of the agreements, the Company issued 2,250,000 shares of common stock to UniServices. In addition, the Company granted UniServices warrants to purchase 750,000 shares of common stock as follows: 225,000 shares with a $20 exercise price and with a five-year expiration; 225,000 shares with a $20 exercise price and a four-year expiration; 225,000 shares with a $20 exercise price and a three-year expiration; and 75,000 shares with a $12 exercise price and a three-year expiration. For financial reporting purposes, the Company has recognized $9,000,000 of expense related to the issuance of the stock based on its fair value and $808,275 in expense related to the warrants. Upon issuance, the Company estimated the fair value of the warrants using a Black-Scholes option pricing model.

             In consideration of the development agreement, the Company will pay UniServices a base payment of $200,000 each year for three years. In addition, specific projects will be billed on a time and materials basis.

(4)         Exercise of Warrants

             In January 2001, Safeguard committed to fund the Company an additional $5 million. The funds are available through Safeguard's exercise of 10,199,119 warrants at $.01 price per share and 1,959,204 warrants at $2.50 per share. Safeguard exercised all 10,199,119 of its $.01 warrants and 959,204 of its $2.50 warrants in February 2001, providing $2.5 million of cash to the Company. Safeguard exercised 500,000 of its $2.50 warrants in May 2001, providing $1.25 million of cash to the Company and completed the commitment by exercising the remaining 500,000 of its $2.50 warrants in July 2001.

Item 2.  Management's Discussion and Analysis or Plan of Operation

             The following discussion should be read with the consolidated financial statements and the related notes included herein. Certain statements that are not related to historical results, including statements regarding LifeF/X's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and involve risks and uncertainties. Although management believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this statement.

Results of Operations

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

             Revenue – Revenue for the quarter ended June 30, 2001 was $6,325. Revenue resulted from contracts for the production of LifeF/X Stand-in virtual people. Revenue was recognized from both the production of Stand-in virtual people under limited license agreements for demonstrations and market testing, and from the sale of Stand-in virtual people under licensing agreements. Revenue related to the production of limited-use Stand-in virtual people is recognized upon delivery. Revenue related to the sale of Stand-in virtual people, together with the related licensing revenue, is recognized over the life of the related licensing agreement. LifeF/X did not have revenue in the quarter ended June 30, 2000. All of our products were in the research and development or planning stages and there were no sales from the LifeF/X technology in 2000.

             General and administrative expenses - General and administrative expenses were $2,058,000 for the quarter ended June 30, 2001 compared to $1,584,000 for the quarter ended June 30, 2000, an increase of $474,000, or 30.0%.  This increase is primarily due to the following items:

(1) In September 2000, LifeF/X recorded deferred stock compensation of $1,950,000 on stock options issued to key employees. This amount is amortized ratably as the options vest. The related expense recorded in the quarter ended June 30, 2001 and included in general and administrative expenses was $130,000.

(2) Administrative wages, taxes and benefits were $508,000 for the quarter ended June 30, 2001 compared to $337,000 for the quarter ended June 30, 2000, an increase of $171,000, or 50.7%. This is a result of the increased number of employees employed in the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

(3) Professional services were $306,000 for the quarter ended June 30, 2001 compared to $345,000 for the quarter ended June 30, 2000, a decrease of $39,000 or 11.3%. This resulted primarily from a decrease in accounting and audit fees of $59,000 offset by an increase in investor and public relations costs of $28,000 for the comparable period. The decrease in audit and accounting fees related to the expenses incurred for the registration of LifeF/X common stock and other filings in 2000. The increase in investor and public relations expenses for the quarter ended June 30, 2001 resulted from increased stock and investor activity and ongoing public relations matters.

(4) Rent expense was $87,000 for the quarter ended June 30, 2001 compared to $126,000 for the quarter ended June 30, 2000, a decrease of $39,000, or 31.0%. The decrease resulted from the issuance of 25,000 stock warrants to a related party for consideration of rent in the quarter ended June 30, 2000. The fair value of the warrants of $40,000 was reflected as rent expense.

(5) Depreciation expense increased by $162,000 for the quarter ended June 30, 2001 over the comparable period last year as a result of the addition of computer equipment, software, leasehold improvements and other equipment.

(6) In the quarter ended June 30, 2000, LifeF/X paid liquidated damages to investors in its private placement relating to the schedule of its common stock registration. Damages began on May 13, 2000 and accrued daily through June 30, 2000. The related expense recorded in the quarter ended June 30, 2000 and included in general and administrative expenses was $146,000.

(7) In June 2001, LifeF/X expensed $275,000 related to its effort to raise capital through a private placement offering. The private placement offering has stopped and accordingly the deferred charges associated with it have been expensed. Expenses were primarily related to legal, audit and printing services.

(8) Other general and administrative expenses were $244,000 for the quarter ended June 30, 2001 compared to $283,000 for the quarter ended June 30, 2000, a decrease of $39,000 or 13.8%. This is primarily due to a decrease in recruitment expense of $55,000, temporary help of $17,000 and travel of $10,000, offset by increases in insurance of $21,000 and registration filing fees of $28,000.

             Research and development expenses -   Research and development expenses were $1,661,000 for the quarter ended June 30, 2001 compared to $1,143,000 for the quarter ended June 30, 2000, an increase of $518,000, or 45.3%. Research and development consists of costs related to LifeF/X development activities.

Salaries and wages, related personnel benefits and outside contractors expenses included in research and development were $1,149,000 for the quarter ended June 30, 2001 compared to $834,000 for the quarter ended June 30, 2000, an increase of $315,000, or 37.8%.  This reflects an increase in full-time research and development personnel over the comparable period last year.

LifeF/X has an exclusive, world-wide, perpetual license and support agreement from UniServices for the use of certain continuum modeling technology in commercial applications. Recurring license and development fees paid under the agreement included in research and development costs were $0 for the quarter ended June 30, 2001 and $112,500 for the quarter ended June 30, 2000.

In January 2001, the Company amended its agreements with UniServices. The agreements were amended in part to compensate UniServices for services previously rendered under a fundamental business relationship with the Company which commenced in 1997 and to grant the Company an exclusive license to expand into further markets including professional medical, scientific and engineering. UniServices and the Company began negotiations in January 2000. In addition, UniServices will provide certain development services for the Company.

The Company paid $50,000 for the quarter ended June 30, 2001, under the terms of the UniServices development agreement.

Other expenses were $419,000 for the quarter ended June 30, 2001, compared to $197,000 for the quarter ended June 30, 2000, an increase of $222,000, or 112.7%. This is primarily due to an increase in service fees of $244,000, related to third party web hosting services and recruitment of $60,000, offset by a decrease in equipment rentals of $63,000 and travel of $12,000.

             Interest Income - Interest income for the quarter ended June 30, 2001 was $38,000 as compared to $211,000 for the quarter ended June 30, 2000, a decrease of $173,000. This reflects the decrease in cash and lower interest rates. Cash is invested in highly liquid short-term investments.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

             Revenue -  Revenue for the six months ended June 30, 2001 was $13,825. Revenue resulted from contracts for the production of LifeF/X Stand-in virtual people. Revenue was recognized from both the production of Stand-in virtual people under limited license agreements for demonstrations and market testing, and from the sale of Stand-in virtual people under licensing agreements. Revenue related to the production of limited-use Stand-in virtual people is recognized upon delivery. Revenue related to the sale of Stand-in virtual people, together with the related licensing revenue, is recognized over the life of the related licensing agreement. LifeF/X did not have revenue in the six months ended June 30, 2000. All of our products were in the research and development or planning stages and there were no sales from the LifeF/X technology in 2000.

             General and administrative expenses - General and administrative expenses were $3,864,000 for the six months ended June 30, 2001 compared to $2,827,000 for the six months ended June 30, 2000, an increase of $1,037,000, or 36.7%.  This increase is primarily due to the following items:

(1) In September 2000, LifeF/X recorded deferred stock compensation of $1,950,000 on stock options issued to key employees. This amount is amortized ratably as the options vest. The related expense recorded in the six months ended June 30, 2001 and included in general and administrative expenses was $260,000.

(2) Administrative wages, taxes and benefits were $1,037,000 for the six months ended June 30, 2001 compared to $539,000 for the six months ended June 30, 2000, an increase of $498,000 or 92.4%. This is a result of the increased number of full time executive, sales, financial and other administrative personnel employed in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

(3) Professional services were $641,000 for the six months ended June 30, 2001 compared to $748,000 for the six months ended June 30, 2000, a decrease of $107,000 or 14.3%. This resulted primarily from a decrease in legal fees of $165,000 and audit fees of $66,000 offset by an increase in investor and public relations costs of $162,000 for the comparable period. The decrease in legal and audit fees was attributed to expenses incurred in 2000 for the registration of LifeF/X common stock and other filings, general corporate matters relating to corporate organization, and development of administrative infrastructure. The increase in investor and public relations expenses for the six months ended June 30, 2001 over the comparable period resulted from increased stock and investor activity and ongoing public relations matters.

(4) Rent expense was $173,000 for the six months ended June 30, 2001 compared to $184,000 for the six months ended June 30, 2000, a decrease of $11,000, or 6.0%. The decrease resulted from the issuance of 25,000 stock warrants to a related party for consideration of rent in the six months ended June 30, 2000. The fair value of the warrants of $40,000 was reflected as rent expense.

(5) Depreciation expense increased by $361,000 for the six months ended June 30, 2001 over the comparable period last year as a result of the addition of computer equipment, software, leasehold improvements and other equipment.

(6) In the quarter ended June 30, 2000, LifeF/X paid liquidated damages to investors in its private placement relating to the schedule of its common stock registration. Damages began on May 13, 2000 and accrued daily through June 30, 2000. The related expense recorded in the six months ended June 30, 2000 and included in general and administrative expenses was $146,000.

(7) In June 2001, LifeF/X expensed $275,000 related to its effort to raise capital through a private placement offering. The private placement offering has stopped and accordingly the deferred charges associated with it have been expensed. Expenses were primarily related to legal, audit and printing services.

(8) Other general and administrative expenses were $472,000 for the six months ended June 30, 2001 compared to $565,000 for the six months ended June 30, 2000, a decrease of $93,000, or 16.4%. This is primarily due to a decrease in recruitment expense of $54,000, temporary help of $30,000 and filing fees of $81,000, offset by increases in insurance of $47,000 and utilities of $16,000.

             Research and development expenses -   Research and development expenses were $13,151,000 for the six months ended June 30, 2001 compared to $1,821,000 for the six months ended June 30, 2000, an increase of $11,330,000. Of the $13.2 million for the six months ended June 30, 2001, $9.81 million related to the non-cash expense for the issuance of stock and warrants to UniServices. Research and development consists of costs related to LifeF/X development activities.

Salaries and wages, related personnel benefits and outside contractors expenses included in research and development were $2,342,000 for the six months ended June 30, 2001 compared to $1,347,000 for the six months ended June 30, 2000, an increase of $995,000 or 73.9%.  This reflects an increase in full-time research and development personnel over the comparable period last year.

             LifeF/X has an exclusive, world-wide, perpetual license and support agreement from UniServices for the use of certain continuum modeling technology in commercial applications. Recurring license and development fees paid under the agreement included in research and development costs were $12,500 for the six months ended June 30, 2001 and $225,000 for the six months ended June 30, 2000.

             In January 2001, the Company amended its agreements with UniServices. The agreements were amended in part to compensate UniServices for services previously rendered under a fundamental business relationship with the Company which commenced in 1997 and to grant the Company an exclusive license to expand into further markets including professional medical, scientific and engineering. UniServices and the Company began negotiations in January 2000. In addition, UniServices will provide certain development services for the Company.

             In consideration of the amended agreements, the Company issued 2,250,000 shares of common stock to UniServices. In addition, the Company granted UniServices warrants to purchase 750,000 shares of common stock as follows: 225,000 shares with a $20 exercise price and with a five-year expiration; 225,000 shares with a $20 exercise price and a four-year expiration; 225,000 shares with a $20 exercise price and a three-year expiration; and 75,000 shares with a $12 exercise price and a three-year expiration. The Company has recognized $9,000,000 of expense related to the issuance of the stock based on its fair value and $808,275 in expense related to the warrants. Upon issuance, the Company estimated the fair value of the warrants using a Black-Scholes option pricing model.

             The Company paid $75,000 for the six months ended June 30, 2001, under the terms of the UniServices development agreement.

             Other expenses were $690,000 for the six months ended June 30, 2001, compared to $249,000 for the six months ended June 30, 2000, an increase of $441,000 or 177.1%. This is primarily due to an increase in service fees of $447,000, related to third party web hosting services and recruitment of $60,000, offset by a decrease in equipment rentals of $50,000 and supplies of $20,000.

             Interest Income - Interest income for the six months ended June 30, 2001 was $104,000 as compared to $421,000 for the six months ended June 30, 2000, a decrease of $317,000. This reflects the decrease in cash and lower interest rates. Cash is invested in highly liquid short-term investments.

Liquidity and Capital Resources

             On March 20, 2000, LifeF/X sold its non-LifeF/X assets, which consisted of film title and special effects services, to PTM Productions, Inc., an entity owned by shareholders of its predecessor corporation. The sale included a transfer of all liabilities associated with the discontinued operation, including all debt. As a result, LifeF/X is presently debt-free, other than accounts payable, accrued expenses and capital lease obligations. In addition, Safeguard has indemnified LifeF/X against all liabilities associated with the discontinued operation. See note 3 to the accompanying consolidated financial statements. Historically, the Company’s revenues have been solely related to its discontinued operation.

             The Company expects the cash balance of $2.75 million at June 30, 2001 and the additional $1.25 million received from the exercise of warrants by Safeguard will be adequate to satisfy its cash requirements for its operations through the end of 2001. The Company continues its efforts to raise additional capital. Cash balances, have been and, until expended, will be invested in highly liquid short-term investments.

             Net cash used in operating activities was $5,976,000 for six months ended June 30, 2001. This use was primarily due to the net loss for the period and a decrease of $188,000 in accounts payable and accrued expenses, partially offset by a non-cash expense of $9,808,000 relating to the issuance of stock and warrants to UniServices and non-cash expenses of $821,000 relating to stock options and $42,000 related to the issuance of stock warrants. Net cash used in operating activities for the comparable period of the prior year was $3,450,000. This was primarily due to the $4,253,000 net loss for the period, partially offset by a non-cash expense of $586,000 relating to stock options, $40,000 relating to stock warrants and a $330,000 increase in accounts payable and accrued liabilities.

             Net cash used in investing activities was $131,000 for the six months ended June 30, 2001, as compared to net cash used in investing activities of $967,000 for the six months ended June 30, 2000, a decrease of $836,000. Investing activities represent purchases of computer equipment, furniture and fixtures and miscellaneous equipment.

             Net cash provided by financing activities for the six months ended June 30, 2001 was $3.7 million. This primarily represents the receipt of proceeds received from the exercise of stock warrants by Safeguard. Net cash provided by financing activities for the comparable period of the prior year was $9.1 million. This primarily represents the receipt of proceeds of $9.1 million from the sale of stock through a private placement that were held in escrow at December 31, 1999.

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

Item 1.  Legal Proceedings

             The Company was not involved in any material claims or legal proceedings, nor has it been involved in any such proceedings that have had or may have a significant effect on its financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

             The Company held its Annual Meeting of Stockholders on April 12, 2001.  Two proposals were submitted to stockholders as described in the Company’s proxy statement dated March 15, 2001.  The following is a brief description of the matters voted upon, the number of votes cast for and against each proposal, and the number of abstentions.

(a)         To elect eight (8) directors to serve for the ensuing year and until their successors are duly elected.
Nominee	Votes For	Votes Withheld

Lucille S. Salhany	13,424,242	2,000
Michael Rosenblatt	13,415,498	10,744
Richard A. Guttendorf, Jr.	13,424,242	2,000
Dr. Ian Hunter	13,424,242	2,000
Raymond Kurzweil	13,424,242	2,000
Nancy Hawthorne	13,424,242	2,000
Dr. Leslie Selbovitz	13,423,892	2,350
Garrett Melby	13,418,182	8,060

(b)        To ratify the selection of the firm KPMG LLP as independent auditors for the fiscal year ending  December 31, 2001.
For	Against	Abstain

13,402,642	2,000	21,600

Item 6.   Exhibits and Reports on Form 8-K

(a).        Exhibits

None.

(b).       Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEF/X, INC.

/s/ Lucille S. Salhany

Lucille S. Salhany
Co-President and Chief
Executive Officer
(Principal Executive Officer)
August 14, 2001

/s/ Richard A. Guttendorf, Jr.

Richard A. Guttendorf, Jr.
Chief Financial Officer
and Secretary
(Principal Accounting Officer)
August 14, 2001