Form 10-Q
period 2001-09-30
LIFEF X INC
filed 2001-11-16
CIK 1072914

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

(617) 964-4200
(Registrant's Telephone Number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒   No   ☐

As of November 9, 2001, there were 33,615,724 shares of common stock of Lifef/x, Inc. outstanding.

LIFEF/X, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

LIFEF/X, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
Assets	2001	2000
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,255,485	$5,150,629
Interest receivable	9,032	17,265
Other receivables	34,583	4,836
Prepaid expenses	98,410	84,953
Total current assets	1,397,510	5,257,683
Property, plant and equipment (net)	1,780,431	2,282,839
Investments	217,500	217,500
Deposits	3,910	28,910
	$3,399,351	$7,786,932

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,460,507	$1,408,033
Current portion of capital lease obligation	55,637	89,232
Deferred Income	223,599	-
Total current liabilities	1,739,743	1,497,265

Capital lease obligation, net of current portion	22,214	57,822
Other long-term liabilities	100,723	192,597
	1,862,680	1,747,684
Shareholders' equity:
Common stock, $.001 par value. Authorized 100,000,000 shares: issued and outstanding 33,615,724 shares (2001) and 19,207,401 shares (2000)	33,615	19,207
Additional paid-in capital	74,225,886	59,271,858
Deferred compensation related to stock options	(1,369,662)	(2,530,682)
Accumulated deficit	(71,353,168)	(50,721,135)
Total shareholders' equity	1,536,671	6,039,248
	$3,399,351	$7,786,932

See accompanying notes to consolidated financial statements.

LIFEF/X, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Revenue	$36,001	-	$49,826	-
Cost of revenue	7,774	-	7,774	-
Gross profit	28,227	-	42,052	-

Operating costs and expenses:
General and administrative	1,903,529	2,250,668	5,767,681	5,077,770
Research and development	1,838,185	1,426,324	14,989,337	3,246,924
Total operating costs and expenses	3,741,714	3,676,992	20,757,018	8,324,694
Loss from operations	(3,713,487)	(3,676,992)	(20,714,966)	(8,324,694)

Non operating (income) expense:
Interest expense	14,431	10,461	40,213	35,127
Other income	-	-	-	(3,250)
Interest income	(23,290)	(177,784)	(127,446)	(598,470)
Loss before income tax expense	(3,704,628)	(3,509,669)	(20,627,733)	(7,758,101)

Income tax expense	-	1,011	4,300	5,567
Net loss	$(3,704,628)	(3,510,680)	(20,632,033)	(7,763,668)
Net loss per common share on a basic and diluted basis:	$(0.11)	(0.18)	(0.68)	(0.41)
Weighted average common shares outstanding	33,539,637	19,206,881	30,313,864	19,125,495

See accompanying notes to consolidated financial statements.

LIFEF/X, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(Unaudited )		(Unaudited)
Cash flows from operating activities:
Net loss	$(3,704,628)	$(3,510,680)	$(20,632,033)	$(7,763,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	217,846	108,126	637,753	167,351
Noncash professional services expense - stock and warrants	-	-	9,850,025	-
Noncash compensation expense - stock options	458,712	682,869	1,279,430	1,268,607
Noncash rent expense – stock warrants	-	-	-	40,000
Changes in operating assets and liabilities:
Other receivables, prepaid expenses and other assets	(58,305)	(73,172)	(9,971)	(283,458)
Accounts payable, accrued expenses and other long-term liabilities	371,912	9,945	184,198	338,693
Net cash (used in) operating activities	(2,714,463)	(2,782,912)	(8,690,598)	(6,232,475)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,372)	(809,493)	(135,344)	(1,776,724)
Net cash (used in) investing activities	(4,372)	(809,493)	(135,344)	(1,776,724)

Cash flows from financing activities:
Proceeds from exercise of stock warrants	1,250,000	-	5,000,001	-
Payment on capital lease obligations	(22,788)	-	(69,203)	-
Proceeds from sale of stock through private placement related to common stock subscribed	-	-	-	579,000
Restricted cash from stock subscriptions	-	-	-	9,051,000
Proceeds from exercise of stock options	-	8,748	-	195,797
Net cash provided by (used in) financing activities - discontinued operation	-	-	-	(720,644)
Net cash provided by financing activities	1,227,212	8,748	4,930,798	9,105,153
Net increase (decrease)in cash and cash equivalents	(1,491,623)	(3,583,657)	(3,895,144)	1,095,954
Cash and cash equivalents at beginning of period	2,747,108	12,457,651	5,150,629	7,778,040
Cash and cash equivalents at end of period	$1,255,485	$8,873,994	$1,255,485	8,873,994

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,431	$10,461	$40,213	212,067
Income taxes	-	1,011	4,300	5,567

Supplemental disclosure of noncash financing activities:
Transfer of assets and liabilities of discontinued operation to PTM Productions, Inc., net	$-	$-	-	3,704,867

See accompanying notes to consolidated financial statements.

LIFEF/X, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the three months and nine months ended September 30, 2001 and 2000

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

The Company has continued to incur losses since it discontinued certain operations. It has funded its losses through an $18 million equity round of financing received in early 2000. Safeguard Scientifics, Inc. (Safeguard), LifeF/X largest shareholder, committed to fund an additional $5 million, all of which has been received through the period ending September 30, 2001.

Due to a general contraction of corporate investment in technology innovation and a decrease in overall demand for our software products, revenues for the three months ended September 30, 2001, and projected for the three months ended December 31, 2001, were and will be lower than originally forecast by management. In response to the decrease in demand, the Company recently re-evaluated its revenue model and modified its current business plan. Under the revised model, the Company will move from licensing its technology to selling a software kit with a pricing structure more in line with the current economic climate. However, this modified business model remains unproven and there can be no assurances that it will be successful. The Company has also instituted various cost reduction measures, but believes that existing cash and cash equivalents will only be sufficient to support operations through November 2001. The Company is actively pursuing additional financing sources, but there can be no assurances that additional financing will be available, or if available, on terms satisfactory to the Company.

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

There were 9,148,475 and 7,416,397 common stock options outstanding at September 30, 2001 and 2000, respectively, and 18,282,985 and 27,975,365 warrants to purchase shares of common stock at September 30, 2001 and 2000, respectively, which were not included in the computation of diluted loss per share because the impact would have been antidilutive.

(2)           Stockholders Equity

In February 2001, the Company granted Eastman Kodak Company a warrant to purchase up to the lesser of 1,650,000 shares or 4.9% of the Company’s outstanding stock. The warrant, which expired unexercised on September 30, 2001, had an exercise price of $3.75 per share until July 17, 2001, and $4.50 per share thereafter.

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

(3)           Commitments

Auckland Uniservices Limited

We license a portion of the LifeF/X technology from Auckland UniServices Limited (UniServices) under a licensing agreement. Under the UniServices licensing agreement, we have been granted an exclusive, worldwide, perpetual license to use UniServices' continuum modeling technology in all communications applications. The license required quarterly license fees and development payments to be made to the licensor. These payments totaled approximately $0 and $112,500 for the three months ended September 30, 2001 and 2000, respectively, and $12,500 and $337,500 for the nine months ended September 30, 2001 and 2000.

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

In consideration of the agreements, the Company issued 2,250,000 shares of common stock to UniServices. In addition, the Company granted UniServices warrants to purchase 750,000 shares of common stock as follows: 225,000 shares with a $20 exercise price and with a five-year expiration; 225,000 shares with a $20 exercise price and a four-year expiration; 225,000 shares with a $20 exercise price and a three-year expiration; and 75,000 shares with a $12 exercise price and a three-year expiration. For financial reporting purposes, the Company has recognized $9,000,000 of expense related to the issuance of the stock based on its fair value and $808,275 in expense related to the warrants. Upon issuance, the Company estimated the fair value of the warrants using a Black-Scholes option pricing model using an 80% volatility factor and an interest rate of 6.2%.

In consideration of the development agreement, the Company will pay UniServices a base payment of $200,000 each year for three years. In addition, specific projects will be billed on a time and materials basis.

Legal Proceedings

On October, 24, 2001, Havas Advertising North America, Inc. d/b/a Circle.com (“Circle”) filed suit against the Company seeking damages and prejudgment relief in the amount of $750,000 for alleged breach of a contract and related equitable claims for certain web site development services provided to the Company.  The Company disputes Circle’s claims and intends to file counterclaims for damages as a result of Circle’s failure to perform.  The Company believes the counterclaim damages will offset amounts accrued on this matter, which to date total $292,500.  This matter is currently in the preliminary stages and the parties are awaiting a response from the court as to Circle’s request for preliminary relief.  The Company believes that it has satisfactory defenses to Circle’s claim and will vigorously pursue its counterclaims.  Although the Company believes that it will be successful in this matter, there can be no assurance that it will prevail; but in the event it does not prevail, in light of the Company’s current financial position, the litigation could have a material adverse effect on the operations of the Company.

(4)           Exercise of Warrants

In January 2001, Safeguard committed to fund the Company an additional $5 million. The funds were made available through Safeguard's exercise of 10,199,119 warrants at $.01 price per share and 1,959,204 warrants at $2.50 per share. Safeguard exercised all 10,199,119 of its $.01 warrants and 959,204 of its $2.50 warrants in February 2001, providing $2.5 million of cash to the Company. Safeguard exercised 500,000 of its $2.50 warrants in May 2001, providing $1.25 million of cash to the Company and completed the commitment by exercising the remaining 500,000 of its $2.50 warrants in July 2001.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read with the consolidated financial statements and the related notes included herein.  Certain statements that are not related to historical results, including statements regarding LifeF/X’s business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve risks and uncertainties.  Although management believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include regulatory policies, competition from other similar businesses, and market and general economic factors.  All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this statement.

Results of Operations

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

                Revenue - Revenue for the quarter ended September 30, 2001 was $36,000.  Revenue resulted from contracts for the production of LifeF/X Stand-in virtual people, from licensing LifeF/X software, and from maintenance and support services.  Revenue was recognized from both the production of Stand-in virtual people under limited license agreements for demonstrations and market testing, and from the sale of Stand-in virtual people under licensing agreements.  Revenue related to the production of limited-use Stand-in virtual people is recognized upon delivery.  Revenue related to the sale of Stand-in virtual people, together with the related licensing revenue and support fees, is recognized over the life of the related licensing agreement or support agreement in accordance with generally accepted accounting principles including the guidance in SFAS No. 48, SOP 97-2/98-9, SOP 98-1 and Staff Accounting Bulletin 101.  LifeF/X did not have revenue in the quarter ended September 30, 2000.  All of our products were in the research and development or planning stages and there were no sales from the LifeF/X technology in 2000.

General and administrative expenses - General and administrative expenses were $1,904,000 for the quarter ended September 30, 2001 compared to $2,251,000 for the quarter ended September 30, 2000, a decrease of $347,000, or 15.4%.  This decrease is primarily due to the following items:

(1) In September 2000, LifeF/X recorded deferred stock compensation of $1,950,000 on stock options issued to key employees. This amount is amortized ratably as the options vest. The related expense recorded in the quarter ended September 30, 2001 was $130,000 compared to $390,000 for the quarter ended September 30, 2000, a decrease of $260,000. In addition, in June 2001 the Company granted stock options to its employees in lieu of cash compensation for merit salary increases and recorded deferred compensation of $143,000. This amount is amortized ratably as the options vest. The related expense recorded in the quarter ended September 30, 2001 was $36,000.

(2) Administrative wages, taxes and benefits were $461,000 for the quarter ended September 30, 2001 compared to $346,000 for the quarter ended September 30, 2000, an increase of $115,000, or 33.2%. This is a result of the increased number of employees in the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

(3) Professional services were $365,000 for the quarter ended September 30, 2001 compared to $465,000 for the quarter ended September 30, 2000, a decrease of $100,000 or 21.5%. This resulted primarily from a decrease in legal fees of $142,000, a decrease in investor and public relations costs of $69,000 offset by an increase in professional services of $137,000 for the comparable period. The decrease in legal fees related to the expenses incurred for the registration of LifeF/X common stock and other filings in 2000. The increase in professional services expenses for the quarter ended September 30, 2001 resulted primarily from activity related to efforts to raise additional capital and repositioning the sales model.

(4) Rent expense was $87,000 for the quarter ended September 30, 2001 compared to $86,000 for the quarter ended September 30, 2000, a increase of $1,000, or 1.2%.

(5) Depreciation expense increased by $110,000 or 101.5% for the quarter ended September 30, 2001 over the comparable period last year as a result of the addition of computer equipment, software, leasehold improvements and other equipment.

(6) In the quarter ended September 30, 2000, LifeF/X paid liquidated damages to investors in its private placement relating to the schedule of its common stock registration. Damages began on May 13, 2000 and accrued daily through August 8, 2000. The related expense recorded in the quarter ended September 30, 2000 and included in general and administrative expenses was $201,000.

(7) In September 2001, LifeF/X expensed $42,000 related to its effort to raise capital through a private placement offering. Although the Company continues its efforts to raise capital, the February 2001 private placement offering has stopped and accordingly the deferred charges associated with it have been expensed. Expenses were primarily related to printing services.

(8) Other general and administrative expenses were $272,000 for the quarter ended September 30, 2001 compared to $362,000 for the quarter ended September 30, 2000, a decrease of $90,000 or 24.9%. This is primarily due to a decrease in filing and other fees of $75,000, temporary help of $14,000, offset by an increase in insurance of $24,000.

Research and development expenses -   Research and development expenses were $1,838,000 for the quarter ended September 30, 2001 compared to $1,426,000 for the quarter ended September 30, 2000, an increase of $412,000, or 28.9%. Research and development consists of costs related to LifeF/X development activities. This increase is primarily due to the following items:

Salaries and wages, related personnel benefits and outside contractors expenses included in research and development were $1,156,000 for the quarter ended September 30, 2001 compared to $1,073,000 for the quarter ended September 30, 2000, an increase of $83,000, or 7.7%.  This reflects an increase in full-time research and development personnel over the comparable period last year offset by a reduction in contractors fees.

LifeF/X has an exclusive, world-wide, perpetual license and support agreement from UniServices for the use of certain continuum modeling technology in commercial applications. Recurring license fees paid under the agreement included in research and development costs were $0 for the quarter ended September 30, 2001 and $112,500 for the quarter ended September 30, 2000.

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

The Company paid $58,000 for the quarter ended September 30, 2001, under the terms of the UniServices development agreement.

Professional fees were $374,000 for the quarter ended September 30, 2001. There were no professional fees for the quarter ended September 30, 2000. These fees were primarily for services provided to enhance LifeFX voice processing technology and facial recognition processes.

Other expenses were $250,000 for the quarter ended September 30, 2001, compared to $241,000 for the quarter ended September 30, 2000, an increase of $9,000, or 3.7%. This is primarily due to an increase in service fees of $176,000, related to third party web hosting services offset by a decrease in recruitment of $81,000, equipment rentals of $55,000 and supplies of $24,000.

Interest Income - Interest income for the quarter ended September 30, 2001 was $23,000 as compared to $178,000 for the quarter ended September 30, 2000, a decrease of $155,000 or 87.1%. This reflects the decrease in cash and lower interest rates. Cash is invested in highly liquid short-term investments.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

                Revenue - Revenue for the nine months ended September 30, 2001 was $50,000.  Revenue resulted from contracts for the production of LifeF/X Stand-in virtual people, from licensing LifeF/X software, and from maintenance and support services.  Revenue was recognized from both the production of Stand-in virtual people under limited license agreements for demonstrations and market testing, and from the sale of Stand-in virtual people under the licensing agreements.  Revenue related to the production of limited-use Stand-in virtual people is recognized upon delivery.  Revenue related to the sale of Stand-in virtual people, together with the related licensing revenue and support fees, is recognized over the life of the related licensing agreement or support agreement in accordance with generally accepted accounting principles including the guidance in SFAS No. 48, SOP 97-2/98-9, SOP 98-1 and Staff Accounting Bulletin 101.  LifeF/X did not have revenue in the nine months ended September 30, 2000.  All of our products were in the research and development or planning stages and there were no sales from the LifeF/X technology in 2000.

General and administrative expenses - General and administrative expenses were $5,768,000 for the nine months ended September 30, 2001 compared to $5,078,000 for the nine months ended September 30, 2000, an increase of $690,000 or 13.6%.  This increase is primarily due to the following items:

(1) In September 2000, LifeF/X recorded deferred stock compensation of $1,950,000 on stock options issued to key employees. This amount is amortized ratably as the options vest. In addition, in June 2001 the company granted stock options to its employees in lieu of cash compensation for merit salary increases and recorded deferred compensation of $143,000. This amount is amortized ratably as the options vest. The related expense recorded for the nine months ended September 30, 2001 was $36,000.

(2) Administrative wages, taxes and benefits were $1,498,000 for the nine months ended September 30, 2001 compared to $885,000 for the nine months ended September 30, 2000, an increase of $613,000 or 69.3%. This is a result of the increased number of full time executive, sales, financial and other administrative personnel employed in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

(3) Professional services were $1,006,000 for the nine months ended September 30, 2001 compared to $1,213,000 for the nine months ended September 30, 2000, a decrease of $207,000 or 17.1%. This resulted primarily from a decrease in legal fees of $367,000 and audit fees of $85,000 offset by an increase in investor and public relations costs of $94,000 and professional fees of $121,000 for the comparable period. The decrease in legal and audit fees was attributed to expenses incurred in 2000 for the registration of LifeF/X common stock and other filings, general corporate matters relating to corporate organization, and development of administrative infrastructure. The increase in investor and public relations expenses for the nine months ended September 30, 2001 over the comparable period resulted from increased stock and investor activity and ongoing public relations matters. The increase in professional services expenses for the nine months ended September 30, 2001 resulted primarily from activity related to efforts to raise additional capital and repositioning the sales model.

(4) Rent expense was $260,000 for the nine months ended September 30, 2001 compared to $270,000 for the nine months ended September 30, 2000, a decrease of $10,000, or 3.7%. The decrease resulted from the issuance of 25,000 stock warrants to a related party for consideration of rent in the nine months ended September 30, 2000. The fair value of the warrants of $40,000 was reflected as rent expense. This was offset by increased office rent.

(5) Depreciation expense increased by $471,000 for the nine months ended September 30, 2001 over the comparable period last year as a result of the addition of computer equipment, software, leasehold improvements and other equipment.

(6) In the nine months ended September 30, 2000, LifeF/X paid liquidated damages to investors in its private placement relating to the schedule of its common stock registration. Damages began on May 13, 2000 and accrued daily through August 8, 2000. The related expense recorded in the nine months ended September 30, 2000 and included in general and administrative expenses was $347,000.

(7) In the nine months ended September 2001, LifeF/X expensed $317,000 related to its effort to raise capital through a private placement offering. Although the Company continues its efforts to raise capital, the February 2001 private placement offering has stopped and accordingly the deferred charges associated with it have been expensed. Expenses were primarily related to legal, audit and printing services.

(8) Other general and administrative expenses were $744,000 for the nine months ended September 30, 2001 compared to $927,000 for the nine months ended September 30, 2000, a decrease of $183,000, or 19.7%. This is primarily due to a decrease in recruitment expense of $56,000, temporary help of $44,000 and filing and other fees of $198,000, offset by increases in insurance of $74,000, utilities of $10,000, travel of $14,000 and marketing of $13,000.

Research and development expenses -   Research and development expenses were $14,989,000 for the nine months ended September 30, 2001 compared to $3,247,000 for the nine months ended September 30, 2000, an increase of $11,742,000. Of the $15.0 million for the nine months ended September 30, 2001, $9.81 million related to the non-cash expense for the issuance of stock and warrants to UniServices. The increase is primarily due to the following items:

Salaries and wages, related personnel benefits and outside contractors expenses included in research and development were $3,498,000 for the nine months ended September 30, 2001 compared to $2,419,000 for the nine months ended September 30, 2000, an increase of $1,079,000 or 44.6%.  This reflects an increase in full-time research and development personnel over the comparable period last year offset by a decrease in in contractors fees.

LifeF/X has an exclusive, world-wide, perpetual license and support agreement from UniServices for the use of certain continuum modeling technology in commercial applications. Recurring license fees paid under the agreement included in research and development costs were $12,500 for the nine months ended September 30, 2001 and $337,500 for the nine months ended September 30, 2000.

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

The Company paid $133,000 for the nine months ended September 30, 2001, under the terms of the UniServices development agreement.

Professional fees were $602,000 for the nine months ended September 30, 2001. There were no professional fees for the nine months ended September 30, 2000. These fees were primarily for services provided to enhance LifeF/X voice processing technology and facial recognition processes.

Other expenses were $940,000 for the nine months ended September 30, 2001, compared to $490,000 for the nine months ended September 30, 2000, an increase of $450,000 or 91.8%. This is primarily due to an increase in service fees of $624,000, related to third party web hosting services and recruitment of $20,000, offset by a decrease in equipment rentals of $105,000 and supplies of $45,000.

Interest Income - Interest income for the nine months ended September 30, 2001 was $127,000 as compared to $598,000 for the nine months ended September 30, 2000, a decrease of $471,000 or 78.8%. This reflects the decrease in cash and lower interest rates. Cash is invested in highly liquid short-term investments.

Liquidity and Capital Resources

On March 20, 2000, LifeF/X sold its non-LifeF/X assets, which consisted of film title and special effects services, to PTM Productions, Inc., an entity owned by shareholders of its predecessor corporation. The sale included a transfer of all liabilities associated with the discontinued operation, including all debt. As a result, LifeF/X is presently debt-free, other than accounts payable, accrued expenses and capital lease obligations. In addition, Safeguard has indemnified LifeF/X against all liabilities associated with the discontinued operation. See note 3 to the consolidated financial statements included on Form 10-K for the year ended December 31, 2000. Historically, the Company’s revenues have been solely related to its discontinued operation.

Due to a general contraction of corporate investment in technology innovation and a decrease in overall demand for our software products, revenues for the three months ended September 30, 2001, and projected for the three months ended December 31, 2001, were and will be lower than originally forecast by management. In response to the decrease in demand, the Company recently re-evaluated its revenue model and modified its current business plan. Under the revised model, the Company will move from licensing its technology to selling a software kit with a pricing structure more in line with the current economic climate. However, this modified business model remains unproven and there can be no assurances that it will be successful. The Company has also instituted various cost reduction measures, but believes that existing cash and cash equivalents will only be sufficient to support operations through November 2001. The Company is actively pursuing additional financing sources, but there can be no assurances that additional financing will be available, or if available, on terms satisfactory to the Company.

Net cash used in operating activities was $8,691,000 for nine months ended September 30, 2001. This use was primarily due to the net loss for the period and a increase of $184,000 in accounts payable and accrued expenses, partially offset by a non-cash expense of $9,808,000 relating to the issuance of stock and warrants to UniServices and non-cash expenses of $1,279,000 relating to stock options and $42,000 related to the issuance of stock warrants. Net cash used in operating activities for the comparable period of the prior year was $6,232,000. This was primarily due to the $7,764,000 net loss for the period and a increase in prepaid expenses and other assets of $283,000 partially offset by a non-cash expense of $1,269,000 relating to stock options, $40,000 relating to stock warrants and a $339,000 increase in accounts payable and accrued liabilities.

Net cash used in investing activities was $135,000 for the nine months ended September 30, 2001, as compared to net cash used in investing activities of $1,777,000 for the nine months ended September 30, 2000, a decrease of $1,642,000 or 92.4%. Investing activities represent purchases of computer equipment, furniture and fixtures and miscellaneous equipment.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $4,931,000. This primarily represents the receipt of $5,000,000 of proceeds received from the exercise of stock warrants by Safeguard. Net cash provided by financing activities for the comparable period of the prior year was $9,105,000. This primarily represents the receipt of proceeds of $9,051,000 from the sale of stock through a private placement that were held in escrow at December 31, 1999.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October, 24, 2001, Havas Advertising North America, Inc. d/b/a Circle.com (“Circle”) filed suit against the Company seeking damages and prejudgment relief in the amount of $750,000 for alleged breach of a contract and related equitable claims for certain web site development services provided to the Company.  The Company disputes Circle’s claims and intends to file counterclaims for damages as a result of Circle’s failure to perform.  The Company believes the counterclaim damages will offset amounts accrued on this matter, which to date total $292,500.  This matter is currently in the preliminary stages and the parties are awaiting a response from the court as to Circle’s request for preliminary relief.  The Company believes that it has satisfactory defenses to Circle’s claim and will vigorously pursue its counterclaims.  Although the Company believes that it will be successful in this matter, there can be no assurance that it will prevail; but in the event it does not prevail, in light of the Company’s current financial position, the litigation could have a material adverse effect on the operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter ended September 30, 2001.

Item 5.  Other Information

The Company received a Nasdaq Staff Determination on November 8, 2001 indicating that the Company has failed to comply with the minimum net tangible assets requirement for continued listing set forth in Marketplace Rule 4450, and that its securities are, therefore delisted from the Nasdaq National Market effective November 15, 2001. It is expected that the Company's securities will be traded on the OTC Bulletin Board.

Item 6.  Exhibits and Reports on Form 8-K

(a).          Exhibits

None.

(b).          Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFEF/X, INC.

/s/ Lucille S. Salhany
Lucille S. Salhany
Co-President and Chief
Executive Officer
(Principal Executive Officer)
November 15, 2001

/s/ Richard A. Guttendorf, Jr.
Richard A. Guttendorf, Jr.
Chief Financial Officer and Secretary
(Principal Accounting Officer)
November 15, 2001