Form 10-K
period 2001-12-31
LIFEF X INC
filed 2002-04-16
CIK 1072914

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-25171

LIFEF/X, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	84-1385529 (IRS Employer Identification No.)
153 NEEDHAM STREET, BUILDING ONE, NEWTON, MASSACHUSETTS (Address of principal executive offices)	02464 (zip code)

(617) 964-4200
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $.001 PER SHARE
(TITLE OF CLASS)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

        Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock by non-affiliates of the registrant as of March 19, 2001 (computed by reference to the closing price of such stock on OTC Bulletin Board as of such date) was approximately $3,529,651.

        As of March 28, 2002, 33,615,724 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

PART I

Item 1. Business.

The Company

        Lifef/x, Inc. ("LifeFX" or the "Company") develops software products and services that enhance digital communications through photo-realistic, digital images of human faces that can speak, move and show expressions. We call these images LifeFX Stand-In™ virtual people. Our proprietary software products include:

  •
  Stand-In virtual people—a unique, ready to use facial animation software based on our proprietary, bio-mechanical modeling techniques;

  •
  The LifeFX Player—our proprietary software platform with an embedded text-to-speech engine and our unique facial animation system which can be installed in Microsoft Web browsers;

  •
  FaceXpress—our newest software offering which allows developers to create and update audio content, expressions and movement for Stand-In virtual people;

  •
  PhotoFace software—which can be used to convert digital photos of human faces to high quality Stand-In virtual people; and

  •
  Facemail—our initial product release, which combines our LifeFX player and Stand-In virtual people to enhance and personalize e-mail communication.

        By using recorded voice files or typing text onto a computer screen and selecting from a range of emotions, a developer can conveniently transmit a spoken, animated message across the Internet. Through our technology, we strive to put a personalized face on online communications such as Web sites and e-mail.

        Our software was originally developed for professional medical applications and embodies a biologically based facial animation system modeled on human physiology. We believe that the richness of the data our software uses makes it unique to other commercially available animation and image-generating software. We use proprietary techniques and algorithms to generate and apply a database of accurate, mathematical reproductions of human facial changes, expressions and tissue wrinkling. When a user inputs instructions, such as text, emotions or expressions, our software draws on this database and automatically translates those instructions into facial and head movements of the Stand-In virtual person that are life-like, fluid, and synchronized.

        We intend to use our technology to put a personalized face on Internet and other digital communications. We believe that facial expressions are vital components of communication and understanding; they influence feelings of trust between people and contribute to the formation of relationships. Our Stand-In virtual people represent an extension of a live person and carry many of the benefits of face-to-face interaction. This next generation of Web communication offers the potential to improve the effectiveness of Web and Internet applications, and to increase the potential to achieve the business objectives for which they were designed.

        Based on the degree of realism underlying our technology, we believe that businesses that use the Internet to communicate or transact with their customers will find that our Stand-In virtual people can provide an enhanced communications link. Stand-In virtual people may be used online for many purposes, including as corporate spokespeople, site tour guides, teachers and customer service representatives. Our Stand-In virtual people can provide an animated, realistic face amidst pages of inanimate, non-interactive text, and help foster relationships with customers who will respond to the opportunity of interaction.

        In December 2000, we released our initial product, LifeFX Facemail. Available for download free of charge at our Web site, www.lifefx.com, our LifeFX Facemail incorporates our first generation software player and Stand-In virtual people to create a tool for enhancing and personalizing e-mail communication. A user of LifeFX Facemail can add a Stand-In virtual person to an e-mail message and transmit and receive messages that, upon receipt, are read aloud by an animated digital face. Facemail provided a means to demonstrate the LifeFX technology, improve the performance, and determine compatibility in a large number of Web browser, hardware and access configurations. Over 50,000 Facemail users have asked LifeFX to supply additional information about future product offerings.

        Throughout 2001, we continued to modify and improve our software products and technology, and released a second generation of the LifeFX Player in May 2001. After evaluating our revenue model and the economic climate, in September 2001 we modified our business model and moved from licensing our technology to offering our customers a software development package. We believe that this decision benefited LifeFX by allowing us to reach a wider audience more quickly, and by bringing our pricing structure more inline with the software market. By selling our development kits to Web developers, HTML designers and in-house technology departments, who will use our software to develop and distribute our Stand-In virtual person products, we believe we will be able to reach a much larger audience more quickly, and will be able to generate and recognize greater revenues.

        In February 2002, the Company launched a suite of new and upgraded software designed for Web agencies, designers and developers. This software suite includes an updated LifeFX player with enhanced audio and animation capability, and the FaceXpress software package that allows professional developers to quickly and conveniently configure, synchronize, manage and update LifeFX Stand-In virtual people as part of Web sites. FaceXpress and the associated Stand-In virtual people can enhance existing Web sites and bring uniquely powerful capabilities to new Web site projects. We also updated our own Web site in concert with the FaceXpress launch. Our new Web site takes advantage of our Stand-In approach to guide and direct visitors through our site for a more life-like and enjoyable interactive experience. In connection with the release of FaceXpress, we also updated PhotoFace, our Stand-In production software used internally to convert photographs into Stand-In virtual people. This upgrade improves the productivity, quality and speed with which we can create Custom Stand-In virtual people from our customers' photos, or Talent Book Stand-In virtual people from our in-house inventory of photos.

        The release of FaceXpress and the related updates allows LifeFX to offer a range of commercial software products to several market segments. Our immediate targets include Web agencies, interactive agencies, design firms and in-house Web development groups that produce and enhance a substantial number of commercial Web sites each year. These customers can purchase the LifeFX Bundle, which includes FaceXpress and one stock Stand-In virtual person for Web deployment. An investment in the LifeFX Bundle gives these firms and organizations the foundation for a new line of business. For each project these accounts can purchase one or more Custom or Talent Book Stand-In virtual people that can be deployed on a specific Web domain.

        The LifeFX Bundle also provides creative design firms and internal developers with a convenient, low cost way of researching potential applications of LifeFX technology to other forms of digital communication, beyond Web sites and messaging.

        LifeFX expects that accounts in the Web design and development business will become an important distribution channel to efficiently reach the large and growing number of commercial Web site owners that demand better results from their Web presence.

  Industry Background

        The rapid growth of the Internet has changed the way we communicate and interact. Communication through the Internet has become a widely used medium that enables contact across countries and time zones. People can speak, write, read, work and transact business at any time with others in any location. In addition to extending the reach of the user, the Internet has altered the experience. Online communication today is largely text-based, and is generally lacking in the interactive aspect of a face-to-face conversation. People can communicate over the Internet without ever seeing a face, or hearing the voice of the people on the other side of the communication link. We believe that this lack of personalized contact reduces the effectiveness of many forms of Web and digital communications.

        This change in communications has had a profound effect on the way we do business. As today's extended enterprise of employees, customers, suppliers and partners becomes larger and more geographically dispersed, the World Wide Web has become a crucial medium for conducting business globally. To realize the benefits of the Web, many companies have deployed Web sites to enhance their business activities. Portals and online marketplaces have emerged to provide more efficient interactions among companies and between companies and consumers throughout the business cycle from awareness and promotion, through evaluation, purchase and customer service and support.

        Because the Internet has increased consumer options for products and services and placed the competition only a click away, companies are striving to create new and better means of communicating with and retaining their customers. Historically, offering convenient, easy-to-use and cost-effective customer support to all potential customers has been difficult. The reach of the Internet, while enabling access to a company for larger numbers of customers, also makes the task of supporting these customers more difficult. The widespread adoption of the Web is creating a need for new and alternative operating services to enable Web sites, portals and online marketplaces to deliver functionality and content effectively and to conduct transactions efficiently. Customers and partners are now demanding that businesses be accessible anytime and through a variety of channels, including the Web, e-mail, telephone and storefront.

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

        Many customer inquiries involve simple questions and requests, the answers to which may already be available on the Web site. We know that many visitors to commercial sites leave the site with their questions unanswered, frustrated by difficult navigation and guidance, inefficient and unresponsive search engines, and a general lack of real-time support and interaction. Reports from several industry analysts continue to identify lost business as a result of abandoned interactions on Web sites We feel that a more personal interactive experience can limit these abandoned sales.

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

        We also believe that Stand-In virtual people represent a next generation of Web site interaction. The large majority of existing Web sites based on text and limited graphics provide the visitor with a "wander-around" experience. LifeFX Stand-In virtual people can turn Web sites into a guided, or coached experience. Like most of the interactions in the off-line world that result in decisions and actions, the Stand-In virtual people provide human voice, facial expression and motion to engage the visitor and to direct specific actions.

        Our Stand-In virtual people represent a practical substitute for a live person and carry many of the benefits of actual interaction. This alternative will make it possible for a company to provide consultative and expert sales assistance in a scalable manner that can be far more cost-effective than human-assisted sales or canned streaming video content over a Web site.

        The technology behind our Stand-In virtual people, which is rooted in biomedical research, has enabled us to develop proprietary techniques for generating accurate reproduction of human facial motions, expressions and tissue wrinkling. We believe that the richness of the data our software uses makes it unique compared to other commercially available software. Our technology allows us to create mathematical models of human facial changes and expressions that are automatically animated. Computer-generated characters offered by much of our competition have varying levels of detail and complexity. Many are non-human characters or cartoon-like. We believe that our technology is the only biologically based facial animation system modeled on human physiology available for online communication.

        Our LifeFX technology includes a finite element modeling system licensed to us on a perpetual worldwide exclusive basis from Auckland UniServices Limited ("UniServices"), the licensing arm of the University of Auckland. Finite element modeling consists of creating a representation of an object that may be complex in shape, may be made of a number of sub-components, and may vary over different regions. The representation is then divided into numerous small pieces—like a 3D puzzle—having simpler shapes and properties that can be handled mathematically using relatively limited computer resources. The behavior, motion, deformation to stress and similar characteristics of the complex object can then be determined from the individual responses of the assembled pieces to replicate the behavior of the whole object.

        By accurately displaying expression and emotion, our Stand-In virtual people can facilitate communication in a more complex and persuasive manner than competing technologies. In addition, because we can control our Stand-In virtual people, their performance can be customized for more personal interaction. This helps build lasting customer relationships by providing a level of consistency not usually possible with humans. The technology and research behind our Stand-In virtual people can be extended to other parts of the body, such as hands or torso, if the market demand indicates potential, profitable applications of that kind of capability.

        We are also broadening and developing new speech technologies. As part of this effort we entered into an agreement with Nellymoser, Inc., a communications technology company, to develop streaming speech technology to support delivery of pre-authored and on demand voice communication that will allow for simultaneous lip-synchronization of a Stand-In virtual person over the Internet.

        We believe important benefits of using our Stand-In virtual people will include the following:

        Visitor Interaction.    Our Stand-In virtual people could facilitate an engaging online interaction between a company and its potential customers or visitors to its Web site, and provide ease of use and encourage the transfer of more information.

        Visitor Acquisition.    Our Stand-In virtual people could facilitate an enhanced online interaction between a company and its site visitors, allowing a company to attract a potential customer's attention and hold that potential customer's attention for a longer period of time. This would create a greater likelihood of communicating a message that persuades a potential customer to actually purchase goods or services.

        Visitor Satisfaction.    Our Stand-In virtual people could create more personal customer interactions, thereby increasing the likelihood that a Web site visitor would better communicate their requirements, and enabling the company to more effectively satisfy them.

        Visitor Retention.    The increased interaction and visitor satisfaction resulting from the use of our Stand-In virtual people could increase the likelihood that a customer would return to purchase additional goods and services from a company.

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

  Our Strategy

        Our objective is to become a leading provider of software and services that deliver fundamentally superior personal interactive communications, in a variety of digital format. To achieve this goal, we intend to pursue the following:

        Facilitate Broad Acceptance and Deployment of Our Software Technology.    By developing our technological leadership position in a scalable software platform, we believe that we have the opportunity to establish our software as broadly available and superior in performance. We chose LifeFX Facemail for our initial product release because we recognized e-mail as a simple, accessible medium for initially exposing our Player product to a wide online audience. The recent release of FaceXpress now provides a readily accessible software package for professional developers to creatively design and deploy Stand-In virtual people as value added component of Web sites, and to take advantage of the growing population of users with the LifeFX player.

        Enhance Our Software Platform.    We intend to continue to invest in research and development to extend the range of communications that our Stand-In virtual people can deliver. In particular, we intend to improve the speech capability of our Stand-In virtual people, specifically by offering a player with a "real voice" engine. This will allow a user to use a microphone and control the speech of a Stand-In virtual person. A visitor to a Web site would hear the voice chosen by the Web designer to represent the site. We also continue to enhance the software used to produce Custom Stand-In virtual people from one or more digital photographs supplied by a customer and the need for a highly scalable production process.

        Expand Our Product Offerings.    Currently, our Stand-In virtual representations are limited to faces. We also have the ability to expand our technology to include a full model of the human body. We believe that maintaining and enhancing our products is important to our ability to build sales, expand market share and acquire new customers. For example, creating a virtual body with the attributes of our advanced technology could expand our reach into entertainment, research and education markets, among others.

        Forge Strategic Partnerships.    We intend to enter into agreements that distribute our technology through (i) allowing our software to easily integrate with other software applications, (ii) joint sales and marketing activities that will allow us to more quickly generate revenue, (iii) incorporating other technologies into our software that allow us to quickly add the broadest range of functionality and (iv) licensing Stand-In virtual people to our channel partners for use on their Web sites. We have signed partnership agreements with several companies to cross license technology as part of the developing our commercial software. With the release of FaceXpress and the associated upgrade of the LifeFX Player, and Stand-In production software in February 2002, LifeFX has expanded its potential to secure distribution channel partners. We anticipate that this exposure of our capabilities will lead to additional strategic opportunities for applications to other digital communication platforms and formats, beyond Web sites and messaging.

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

        Extend Our Software Capabilities to Other Networked Devices.    We intend to further extend the application of our core technologies to support the availability requirements of other end user computing devices, such as personal digital assistants and other networked appliances and computer gaming devices. We anticipate some of this effort will be conducted as research projects funded by companies that understand the unique appeal of LifeFX technology and want access to our highly specialized scientific capabilities and proprietary technology rights.

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

        Movement or animation of a human face model is achieved by applying a set of mathematical equations that mimic the changes associated with biological movement. The mathematical equations can replicate such properties as skin elasticity, electrical impedance, thermal capacity, conductivity and optical properties. By beginning with the exact representation of biological tissues and then computing the interaction between structures, such as force generated by muscles, skin elasticity and bone geometry, our technology can animate a computer-representation of a human face to closely resemble a video of a speaking human face. Because of the automation that is inherent in our facial animation process, our technology produces a realistic image with natural movements. Images produced by most of our competitors utilize computer graphics that are based on artistic modeling techniques rather than soft biological tissue modeling techniques. We believe that our technology is the only commercially available biologically based facial animation system modeled on human physiology.

        We have designed our software to be extremely flexible, scalable, and cost-effective. Our current player can be used on personal computers running Windows 98, NT or 2000 operating systems, which represent nearly 90% of the installed Web browsers used in the U.S. today. Images can be sent quickly over the Internet using conventional telephone modem connections found on virtually all personal computers presently sold, as well as over higher speed connections associated with cable modems and DSL. Our animation system requires the transmission of relatively small amounts of data, so downloads are quick and do not require large amounts of storage space. Stand-In virtual people can easily be placed on multiple servers. Unlike other visual communication media, including streaming video, our software is easily adapted for near real-time content generation. For example, once one of our virtual people is installed on a Web site, its speech and performance can be altered immediately to reflect the current need.

  Products & Services

        We intend to further extend the application of our core technologies to support the availability requirements of other end user computing devices, such as personal digital assistants and other networked appliances as well as computer gaming devices. Our current and planned products include the following:

        LifeFX Players.    Our second generation standard player can be downloaded free of charge from our Web site, and can also be distributed by a number of third parties, in combination with their own products. The player allows the user to view and interact with Stand-In virtual people and interface with a text-to-speech engine or recorded audio.

        LifeFX Stand-in™ Virtual People.    Stand-In virtual people provide a realistic computer representation of a human face that can be animated to appear to pronounce words at the same time the computer produces those words. A Stand-In virtual person is animated and viewed using a LifeFX player. Stand-In virtual people can be made from images taken by digital cameras or print photographs scanned on to a computer monitor. Stand-In virtual people can be used in Facemail or can be Web-enabled for use on Web sites. There are three types of Stand-In virtual people:

  •
  Motion Captured Stand-In™ Virtual People.  These Stand-In virtual people facilitate a highly realistic representation of a particular individual. These representations are created using our proprietary motion capture system. This process involves recording the physical movements of an individual to capture that individual's performance. This enhanced approach allows mimicking the nuances of a particular individual's facial movements and expression.

      For example, a company may want to have a Stand-In virtual person of its chairman as its spokesperson, or the company may engage a well-known celebrity to endorse its products on its Web site. Both of these applications require the highest quality and most accurate representation of that individual. Motion Captured Stand-In virtual people can produce this realism.

  •
  Talent Book Stand-In™ Virtual People.  These Stand-In virtual people will be created through a process of combining data from many motion capture sessions, to create new and discrete Stand-In virtual people. These Stand-In virtual people have the capability to express a range of facial movements which are not attributable to any one individual. Accordingly, the talent book Stand-In virtual people can be used on many Web sites where there is no specific person or celebrity involved. We retain the rights to these Stand-In virtual people and they may be offered in either an exclusive or non exclusive arrangement to our clients.

      For example, a company will select from our talent book the Stand-In virtual person that best exhibits the qualities, demeanor and attributes that the company wants to convey to its customers, without having to find and hire a human spokesperson with the same attributes.

  •
  Photo Captured Custom Stand-In™ Virtual People.  These are Stand-In virtual people created by overlaying a single two-dimensional digital photograph onto a three-dimensional generic computer-generated Stand-In virtual person model. These Stand-In virtual people have the capability to express a limited range of facial movements. Our photo capture process permits the cost-effective creation of a Stand-In virtual person that is an accurate, realistic representation of an individual, but that lacks the specific nuances of that individual's expression.

      For example, a company may want to allow its employees to communicate using Stand-In virtual representations of to enhance email or instant messages with visual and emotional expressions, or in other communications applications that contain an embedded LifeFX player.

        FaceXpress Software.    The FaceXpress software development kit enables developers and designers to synchronize content, emotions, actions of Stand-In virtual people, then integrate the Stand-In virtual person into a variety of Web applications. This high-level, easy to use software allows professionals to quickly and productively deploy and manage Stand-In virtual people. By working with ready to use Stand-In virtual people, rather than basic animation software, professionals can deliver better results more quickly. Subsequent versions of FaceXpress are expected to enhance the user's ability to convey a sense of personality in the Stand-In virtual person through the use of facial expressions, and to provide increased variety in audio input and integration.

        Facemail.    In December 2000, we released the preview version of LifeFX Facemail. More than 250,000 registered copies have been downloaded, free of charge. The LifeFX Facemail software includes the LifeFX Player and generic Stand-In virtual people for use in e-mail correspondence. With speech driven by an embedded text-to-speech engine, Facemail users can send and receive talking e-mail to and from others that have downloaded the software. Users of Facemail can also give the Stand-In virtual people facial expressions by adding familiar emoticons to their message. Emoticons allow users to introduce emotional expression into content through certain keystroke commands. These familiar keystroke commands are commonly used across the Internet on instant messaging, e-mail and chatroom platforms.

  Strategic Partnerships

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

  •
  IBM—We have signed an agreement with IBM that allows us to embed ViaVoice, IBM's consumer text-to-speech ("TTS") engine, into our player technology.

  •
  KiwiLogic—We have entered into an agreement with KiwiLogic, a developer of software that enables online companies to implement intelligent interactivity with their users. Under the terms of the agreement, our software will be interfaced with its natural language understanding (NLU) and artificial intelligence (AI) software programs. Our agreement with KiwiLogic also covers co-marketing and promotion efforts. As a European-based provider of electronic virtual assistants, KiwiLogic represents an international sales channel partner for our products and services in addition to their sales channel capabilities in the Unites States.

  •
  ADP—We have entered into an agreement with the Dealer Services Group of ADP, Inc., a company which provides software and automation solutions to approximately 19,000 auto dealers in North America, Europe and Latin America. ADP's TraverTechnology unit develops and operates Web sites for these dealers, and is currently deploying LifeFX Stand-In virtual people as guides and spokespeople on certain of its customers sites.

  •
  Image Metrics—We've signed a development agreement with Image Metrics, a British software company which specializes in the automation of the extraction of information from images and video. Pursuant to the agreement, Image Metrics is developing software that automatically or semi-automatically places markers on a face submitted as a digital image. From the face markers, LifeFX can create a corresponding Stand-In virtual person. The Image Metrics software is one of the key components enabling the mass production of future Stand-In virtual people.

  •
  Nellymoser—Under the terms of our agreement with Nellymoser, a communications technology company, FaceXpress uses Nellymoser's technology to support delivery of pre-authorized and on-demand voice communication over the Internet. This allows for accurate lip synchronization of Stand-In virtual people.

        LifeFX has active discussions in progress with other complementary providers of technology and applications, including alternative speech and audio delivery, a range of messaging applications, artificial intelligence applications and other formats for digital communications.

  Sales, Marketing and Distribution

        Our primary marketing and sales strategy focuses on commercial accounts through a combination of direct and channel activities and strategic alliances. Sales activities typically include a product demonstration followed by a detailed technical review. Our immediate core market includes the approximately 20,000 professional Web development and interactive agencies operating in the US and similar in-house activities in major corporations.

        Our marketing strategy is to build a brand identity as the leading provider of Stand-In virtual people software for applications used across enterprises, communication networks and the Internet. Specifically, the marketing plan includes the following aspects:

  •
  Free distribution of the LifeFX Player in connection with Facemail and through other promotional activities;

  •
  Use of our robust LifeFX Web site that allows prospects for FaceXpress and our Stand-In virtual people to "Learn - Try - Buy". A free trial of the FaceXpress software and associated demo Stand-In virtual people allows professional developers to understand the power of our technology and to show their clients and prospects its potential in specific applications;

  •
  Co-marketing with complementary software developers such as speech technology companies, customer relationship management companies, and enterprise Web developers; and

  •
  Active public relations and analyst relations work to highlight the power and appeal of LifeFX as the next generation of Web site enhancement software and more compelling digital communications.

        Our direct sales activities involves teams that include both sales representatives and systems engineers. We have augmented this direct selling effort with an outside telemarketing and telesales firm that has experience with a range of major vendors, including several enterprise software, animation and media companies. Our current focus on Web and interactive agencies generates account relationships that we believe will carry LifeFX software into a growing number of corporate customers as part of larger Web development or site upgrade projects.

        We are also developing channel partnerships, through which LifeFX is able to leverage additional sales, marketing and deployment capabilities. In the future, we intend to expand our distribution capabilities by increasing the size of our direct sales force, establishing additional sales offices both domestically and internationally, and broadening our strategic alliance activities.

  Our Competition

        The overall market for software which can improve the effectiveness of Web sites and other digital communication continues to emerge and evolve. Current competitive and market pressures continue to place a premium on solutions that can quickly produce better results from both existing and new Web projects.

        In our primary market segment - digital representations of human communication - our principal competitors include software products and related R&D efforts from Microsoft, Apple, Real Networks and Macromedia. We also compete in some applications with specialized firms such as Graphco, Digimask, Anthropics, Eyematic, Haptek, BioVirtual, LIPSinc and Pulse 3D.

        Computer-generated characters that are currently, or may be, offered by our competition have varying levels of sophistication and complexity. Some competitors provide images that intentionally appear like cartoon animation. Because of the automated biological modeling that is inherent in our facial animation process, our technology produces a realistic image with natural movements. Some competitors are using animation techniques that require the transmission of a large amount of data, which results in very lengthy software downloads and requires fast computers and large data storage capacity. Our animation system requires the transmission of relatively small amounts of data, so downloads are quick and do not require large amounts of storage space. Images produced by our competitors generally utilize computer graphics that are based on artistic modeling techniques rather than soft biological tissue modeling techniques, which is the basis for the LifeFX technology.

        We don't believe that any of our specialized competitors focus as directly as LifeFX on a product offering and business model designed to deliver direct, immediate new business opportunities to Web agencies and enterprise Web designers.

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

        We own or have the right to use the LifeFX technology. We have an exclusive worldwide, perpetual paid-up license from UniServices to use its continuum modeling technology in all communication applications. We have acquired ownership of all the pertinent technology from UniServices that is incorporated into our Player. We own three U.S. patents which have been issued ("Rapid High Resolution Image Capture System", U.S. Patent #5,999,209 and "Apparatus and Method for Representation of Expression In a Tissue Like System", U.S. Patent #6,064,390, and "Apparatus and Method for Rapid 3-D Image Paramertization U.S. Patent #6,101,269), each of which has at least one pending foreign counterpart. We also have five pending U.S. provisional patent applications. We plan to apply for other patents in the future. UniServices has not patented the source code licensed to LifeFX.

        We have pending U.S. trademark applications for the following trademarks: Sales Force of the Internet; Face of the Internet; Lifef/x; Digital Gene Pool; Stand-In, Livingsnapshots, E-Motor Packs, and Brought to Life…by Lifef/x. We also claim rights in the following marks: Powered by LifeFX; and Stand-In Virtual Person.

  Our Employees

        Our executive officers are based in the Boston metropolitan area. The majority of our employees are located in our Newton, Massachusetts headquarters. We also have a satellite office in Los Angeles, California. As of December 31, 2001, we had 41 full time employees. We believe that our relations with our employees are good.

Item 2. Properties.

        We have leased approximately 10,000 square feet of administrative and research and development space in the greater Boston area under a five year lease at a monthly rent of approximately $25,000. We have also leased approximately 2,000 square feet of research and development space in the greater Los Angeles area. This lease expired in March 2002. Upon the expiration of our lease, we agreed with our landlord to proceed under the holdover provision of the lease, a month-to-month arrangement. We believe these facilities are adequate for our current purposes.

Item 3. Legal Proceedings.

        On October 24, 2001, Havas Advertising North America, Inc. d/b/a Circle.com ("Circle") filed suit against the Company seeking damages and prejudgment relief in the amount of $750,000 for alleged breach of a contract and related equitable claims for certain Web site development services provided to the Company. The Company disputes Circle's claims and has filed counterclaims for damages as a result of Circle's failure to perform. The Company believes the counterclaim damages will offset amounts accrued on this matter, which to date total $292,500. This matter is currently in the discovery stage and the parties are awaiting a response from the court as to Circle's request for preliminary relief. The Company believes that it has satisfactory defenses to Circle's claim and will vigorously pursue its counterclaims. Although the Company believes that it will be successful in this matter, there can be no assurance that it will prevail; but in the event it does not prevail, in light of the Company's current financial position, the litigation could have a material adverse effect on the operations of the Company.

        From time to time we are involved in claims and litigation incidental to our business, including discussions with our creditors regarding outstanding trade obligations. We are not currently involved in any other claims or legal proceedings that may have a significant effect on our financial position, nor have we been involved in any legal proceedings that have had or may have a significant effect on our financial position.

Item 4. Submission of Matters to A Vote of Security Holders.

        No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2001 to a vote of security holders of LifeFX, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock began trading on the OTC Bulletin Board on December 15, 1999. On September 18, 2000, our stock was approved for listing on the Nasdaq National Market under the symbol "LEFX".

        The Company received a Nasdaq Staff Determination on November 8, 2001 indicating that the Company failed to comply with the minimum net tangible assets requirement for continued listing set forth in Marketplace Rule 4450. The Company's securities were delisted from the Nasdaq National Market effective November 15, 2001. The Company's securities are currently traded on the OTC Bulletin Board.

        The table below sets forth the high and low closing sales prices of our common stock as reported on the OTC Bulletin Board and the Nasdaq National Market for the periods indicated.

	Price Range
	High	Low
1999
December 15, 1999 through December 31, 1999	$23.00	$12.44
2000
First Quarter	32.00	13.00
Second Quarter	32.00	14.00
Third Quarter	20.00	5.13
Fourth Quarter	9.88	4.13
2001
First Quarter	5.13	2.25
Second Quarter	3.47	.50
Third Quarter	.98	.25
Fourth Quarter	.49	.21

        As of December 31, 2001, there were 33,615,724 shares of our common stock outstanding and approximately 368 shareholders of record.

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

        The selected financial data presented below as of December 31, 2001, 2000 and 1999 are derived from the consolidated financial statements of LifeFX, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants.

	Year Ended December 31,
	2001	2000	1999
	(In Thousands, Except Share and Per Share Data)
Consolidated Statement of Operations Data:
Revenue	$135	$—	$—
Loss from continuing operations	$(23,424)	$(11,571)	$(14,065)
Loss from discontinued operation	—	—	$(18,552)
Net loss	$(23,424)	$(11,571)	$(32,617)
Net loss per common share on a basic and diluted basis:
Continuing operations	$(.75)	$(.60)	$(11.08)
Discontinued operation	—	—	$(2.36)
Disposal	—	—	$(12.25)

	$(.75)	$(.60)	$(25.69)

Weighted average common shares outstanding	31,146,114	19,146,083	1,269,824

	As of December 31,
	2001	2000
	(In Thousands)
Consolidated Balance Sheet Data
Working capital (deficiency)	$(2,566)	$3,743
Total assets	$3,717	$7,787
Total long-term debt	$4	$193
Total liabilities	$3,067	$1,748
Shareholders' equity	$650	$6,039

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read along with the "Selected Financial Data" and the consolidated financial statements and the related notes appearing elsewhere in this report.

Overview

        We have developed the LifeFX Stand-In™ virtual person, a highly lifelike generic or personalized computer representation of a human face, animated to appear to pronounce words at the same time the computer audibly produces those words. Stand-In virtual people can be made from photographs taken with digital cameras, from print photographs scanned on to a computer monitor, or from our proprietary motion capture system.

        In December 2000, we released a free, preview version of our first product, LifeFX Facemail, a software program that allows users to send and receive e-mails with LifeFX Stand-In virtual people that speak the text of the message. Facemail serves the strategic goals of expanding the deployment of the LifeFX player to a growing number of end-users. It also provides the opportunity to assure the Stand-In virtual people will operate in a wide range of PC hardware, browser and communication access configurations. To date, however, Facemail has operated as a free service. In the Internet climate of 2001 it was neither a source of direct revenue from users, or advertising revenue from sponsors. During the coming months, LifeFX will review commercial, revenue generating options associated with the Facemail service and customer base.

        During 2001, we concentrated the bulk of our efforts on developing and commercializing two new software packages which enable Web agencies, designers and developers to deploy Stand-In virtual people as part of existing and new Web projects. The LifeFX technology allows these customers to generate new business from their clients, because they can offer a fundamentally better way to make Web presence deliver better results - more sales, better customer satisfaction, more efficient information exchange. LifeFX licenses the first software package, FaceXpress to professional Web agencies and developers so they can configure, script and manage the audio content, expressions and motions of Stand-In virtual people. The second software, PhotoFace, allows LifeFX itself to quickly and efficiently produce high quality Custom and Talent Book Stand-In virtual people from photos, and license the Stand-In virtual people to customers as a repeating source of revenue.

        With the commercial release of FaceXpress in February 2002, LifeFX has shifted focus and resources toward marketing, selling and supporting the customers that license this software and the associated Stand-In virtual people. This segment of our business will receive the bulk of our attention over the balance of 2002, as we capitalize on investments, market excitement about a fundamentally better Web enhancement capability, and secure key customer and alliance relationships.

        We will align our staffing levels and skills with the requirements and timing of this "go to market" phase of our evolution. This includes providing the level of service and support anticipated by professional Web development firms who license thousands of dollars of software. It also includes continuing enhancement and upgrade of the core software to sustain the company's position as a leading provider of realistic human expression over the Web. Because we invested significant amounts in equipment acquisitions and capital expenditures in 2000 and early 2001 to support high volumes of Facemail traffic, we require relatively little additional equipment to support the Web site marketing and online delivery of trial versions and purchase of the commercial FaceXpress product and associated Stand-In software.

        Our business plan for the longer term future growth will require additional financing to fund our operations. We received a $4 million senior secured loan from Safeguard 2001 Capital, L.P. in December 2001. As of March 31, 2002, the Company had drawn $3,036,520. If the Company is able to draw the remaining principal of the loan facility, we will have sufficient funds to support our operations only until the beginning of May 2002. Because we must satisfy certain terms and conditions under the loan facility, there is no assurance as to what portion, if any, of the remaining principal loan amount will be available to the Company. The Company is currently in default under the terms of the loan facility due to the February 2002 termination of our marketing and distribution agreement with Eastman Kodak Company. If we are unable to make additional draws, we will be unable to support our business operations and will need to obtain additional financing. We cannot give any assurances that additional financing will be available on a timely basis, if at all, or if available, on acceptable terms. We have not currently identified any source of additional funding for our operations. If we do not obtain additional financing, we may have to declare bankruptcy.

Our Revenue Model

        We intend to license our LifeFX Stand-In virtual people technology and the FaceXpress software on a non-exclusive basis to both Web agencies and developers, as well as directly to corporate customers that build, maintain and enhance Web sites. We expect to derive revenue from licensing, production and service support fees. We anticipate that the majority of our revenue will be generated from commercial Web sites in the next 12 months. We also intend to pursue advanced applications of the LifeFX technology in other digital communication formats and applications. We prefer to pursue these more speculative or longer term initiatives as funded development projects for larger and well funded potential licensees. We believe that our proprietary technology and staff of uniquely qualified researchers make LifeFX an appealing partner for this kind of development.

        Direct Licensing Revenue.    We license the FaceXpress software and associated demonstration Stand-In virtual people and SDK as the LifeFX Bundle for a set license fee. During the first quarter of 2002, we have offered a discounted introductory price. We will also license each production Stand-In for use in connection with a specified Web domain. Custom Stand-In virtual people, each of which we produce in response to a customer order, carry the highest one-time license fee. Talent Book Stand-In virtual people will be available for a lower license fee, which we may choose to vary depending on factors including limited exclusivity, specialized collections or the source of the original image. For instance, we can produce Talent Book Stand-In virtual people from photos of a single model, or we can use LifeFX's technology to produce a hybrid, entirely unique image.

        We will determine licensing fees for Stand-In virtual people in other applications, such as messaging, kiosks, special devices or in connection with software applications through negotiation based on the specific application.

        Maintenance and Support.    We plan to charge an annual maintenance and support fee for each FaceXpress license, in keeping with software development tool pricing expectations set by established providers that serve our market.

        Channel-based Revenue.    We anticipate that channel partners will use LifeFX technology as a means to further enhance their product and service offerings to differentiate themselves from their competition. We will offer channel partners a discount on license fees in keeping with conventions established in our market.

Objectives

        As part of our current strategic plan, we have set the following internal objectives for our operations and product development during the next twelve to twenty-four months:

  •
  Commercialize FaceXpress.  We are working to fully commercialize the FaceXpress software and LifeFX Bundle, and are making additional refinements to our new Web site to make it a more exciting, compelling showcase for our results-oriented communication enhancement.
  •
  Release PhotoFace.  We are focusing on placing the PhotoFace Stand-In software in production and ramping up our internal resources in our facilities in Boston and Los Angeles to meet commercial demand for development of Custom Stand-In virtual people. Our software, process and staffing requirements allow convenient scaling in response to market requirements.

  •
  Improve Player Efficiency.  We are working to enhance the Stand-In and Player software to improve performance.
  •
  Expand and Enhance FaceXpress.  We are evaluating additional development requirements for the FaceXpress software based on market and customer feedback. This will include feature and function, integration with other professional development software, integration of new capabilities in audio generation and similar needs.
  •
  Evaluate the Market.  We are working to validate demand and value proposition in our core market of Web agencies and developers. We will adjust our pricing model, our solution package, and our marketing and sales programs as necessary based on this feedback.
  •
  Enhance Speech Capability.  We are currently developing technology for enhanced text-to-speech audio generation in conjunction with leading companies in this area. Our goals include greater flexibility in audio production for our customers and their clients, and better synchronization with our Stand-In virtual people.
  •
  Expand Our Technology Platform.  We intend to develop our technology for use in a wider range of communications devices and applications, personal digital assistants, and networked and non-networked digital appliances.
  •
  Improve Player Efficiency.  We are working to improve the efficiency of our Stand-In virtual people software player, to reduce computer loading time of LifeFX Stand-In virtual people transmitted over the Internet.
  •
  Expand Player Compatibility.  We are working to enhance the software that will allow our Stand-In virtual people to operate in additional browser environment and platforms, including the Macintosh operating system.

Marketing and Distribution

        More than 250,000 copies of the LifeFX Facemail program have been registered during our free preview, which commenced in December 2000. This preview version included five generic Stand-In virtual faces. We are considering a range of options for the Facemail service, including offering commercial, fee-based enhancements and making distribution arrangements with service providers that have complementary offerings.

        We have redirected the bulk of our marketing and distribution efforts toward the professional developer market in Web agencies, development firms and in-house corporate operations. In this segment, we have expanded our telemarketing and telesales capacity with a proven service partner, introduced direct targeted direct mail and focused press relations programs. We will expand our online lead generation and Web marketing programs to take advantage of highly focused opportunities to reach our core markets.

        We currently use a company's Web site as a key component of the marketing and distribution program, including a vehicle to demonstrate the effectiveness of Stand-In virtual people and a platform to deliver trial software and accept online orders for the LifeFX Bundle and for Custom and Talent Book Stand-In virtual people. We will enhance our Web site to provide customers and prospects with information on techniques for applying this new approach to Web interaction, and with design and deployment tips and success stories drawn from interaction with customers and their clients. Initial feedback from customers, prospects and partners will determine additional enhancements to this component of our distribution activities.

        As FaceXpress and Stand-In virtual people build momentum in this market, we will formulate re-seller arrangements with leading Web agency accounts. We will also evaluate a software distribution relationship with an established provider of development tools or service for the core Web agency and developer market.

Background—Merger Transaction and Sale of Non-LifeFX Technology Assets

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

Results of Operations

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Revenue.    Revenue for the year ended December 31, 2001 was $135,000. Revenue resulted from contracts for the production of LifeFX Stand-In virtual people, from licensing LifeFX software, and from maintenance and support services. Revenue was recognized from both the production of Stand-In virtual people under limited license agreements for demonstrations and market testing, and from the sale of Stand-In virtual people under licensing agreements. Revenue related to the production of limited-use Stand-In virtual people is recognized upon delivery. Revenue related to the sale of Stand-In virtual people, together with the related licensing revenue and support fees, is recognized over the life of the related licensing agreement or support agreement in accordance with generally accepted accounting principles including the guidance in SOP 97-2, SOP 98-9 and Staff Accounting Bulletin 101. Revenue is deferred if a version is delivered with promised upgrades until such time that the upgrades are delivered and a fair value can be determined. Revenue for maintenance agreements is recognized ratably over the term of the maintenance arrangement. LifeFX did not have revenue in the year ended December 31, 2000. All of our products were in the research and development or planning stages and there were no sales from the LifeFX technology in 2000.

        General and Administrative Expenses.    General and administrative expenses were $7,323,000 for the year ended December 31, 2001 compared to $7,523,000 for the year ended December 31, 2000, a decrease of $200,000 or 2.7%. This decrease is primarily due to the following items:

  •
  Administrative wages, taxes and benefits were $1,847,000 for the year ended December 31, 2001 compared to $1,303,000 for the year ended December 31, 2000, an increase of $544,000 or 41.7%. This is a result of the increased number of full time executive, sales, financial and other administrative personnel employed and the related cost of benefits incurred in the year ended December 31, 2001 as compared to the year ended December 31, 2000.
  •
  Professional services were $1,188,000 for the year ended December 31, 2001 compared to $2,361,000 for the year ended December 31, 2000, a decrease of $1,173,000 or 49.7%. This resulted primarily from a decrease in legal fees of $464,000 and audit fees of $88,000, a decrease in investor and public relations costs of $64,000 and professional fees of $557,000 for the comparable period. The decrease in legal and audit fees was attributed to expenses incurred in 2000 for the registration of LifeFX common stock and other filings, general corporate matters relating to corporate organization, and development of administrative infrastructure. The decrease in investor and public relations expenses for the year ended December 31, 2001 over the comparable period resulted from decreased stock and investor activity and a reduction in expenditures for ongoing public relations matters.

      The decrease in professional services expense for the year ended December 31, 2001 resulted primarily from significant expenses incurred in 2000 for the development and servicing of the corporate Web site and the development of corporate and administrative infrastructure. This was offset by increased expenses incurred in the year ended December 31, 2001 in the Company's efforts to raise additional capital and repositioning the sales model.

  •
  In December 2001, the Company entered into a loan agreement with Safeguard 2001 Capital, L.P., an affiliate of Safeguard Scientifics, Inc. the Company's largest stockholder, relating to a senior secured loan facility in the aggregate principal amount of $4,000,000 (the "Loan Agreement"). Under the terms of the Loan Agreement, the funds may be drawn by the Company at certain scheduled intervals over a one year period upon the satisfaction of certain terms and conditions. The facility bears interest at a rate of 12% per year, and is payable on January 1, 2003, or earlier in certain circumstances. The facility is secured by a perfected first priority security interest in the Company's assets.
  •
  Other general and administrative expenses were $585,000 for the year ended December 31, 2001 compared to $880,000 for the year ended December 31, 2000, a decrease of $295,000, or 33.5%. This is primarily due to a decrease in recruitment expense of $77,000, temporary help of $52,000, filing and other fees of $197,000 and supplies of $26,000, offset by increases, in utilities of $17,000, printing of $23,000 and marketing of $17,000.

        Research and Development Expenses.    Research and development expenses were $16,245,000 for the year ended December 31, 2001 compared to $4,709,000 for the year ended December 31, 2000, an increase of $11,536,000. Of the $16.0 million for the year ended December 31, 2001. $9.81 million related to the non-cash expense for the issuance of stock and warrants to UniServices. The additional increase is primarily due to the following items:

  •
  Salaries and wages, related personnel benefits and outside contractors expenses included in research and development were $4,532,000 for the year ended December 31, 2001 compared to $3,612,000 for the year ended December 31, 2000, an increase of $920,000 or 25.5%. This reflects an increase in full- time research and development personnel over the comparable period last year offset by a decrease in contractors fees.
  •
  LifeFX has an exclusive, world-wide, perpetual license and support agreement from UniServices for the use of certain continuum modeling technology in commercial applications. Recurring license fees paid under the agreement included in research and development costs were $12,500 for the year ended December 31, 2001 and $375,000 for the year ended December 31, 2000.

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

      The Company paid $158,000 for the year ended December 31, 2001, under the terms of the UniServices development agreement.

  •
  Professional fees were $645,000 for the year ended December 31, 2001 compared to $20,000 for the year ended December 31, 2000 an increase of $625,000. These fees were primarily for services provided to enhance LifeFX voice processing technology and facial recognition processes.
  •
  Other expenses were $1,089,000 for the year ended December 31, 2001, compared to $703,000 for the year ended December 31, 2000, an increase of $386,000 or 54.9%. This is primarily due to an increase in service fees of $616,000, related to third party Web hosting services offset by a decrease in, equipment rentals of $153,000, supplies of $51,000 and recruitment of $21,000.

        Interest Income.    Interest income for the year ended December 31, 2001 was $133,000 as compared to $710,000 for the year ended December 31, 2000, a decrease of $577,000 or 81.3%. This reflects the decrease in cash and lower interest rates. Cash is invested in highly liquid short-term investments.

        Interest Expense.    Interest expense for the year ended December 31, 2001 was $110,000 as compared to $46,000 for the year ended December 31, 2000, a increase of $64,000 or 139.1%.

        Under the Loan Agreement with Safeguard, Safeguard agreed to exchange certain of its outstanding warrants to purchase an aggregate of 15,628,295 shares of the Company's common stock in exchange for a new warrant (the "Warrant") to purchase up to an aggregate of 42,410,619 shares of the Company's common stock at an exercise price of $.094316 per share. The value assigned to the new warrants less the value of the old warrants is $6,963,000. The value is recognized ratably as the warrants vest. The amount is determined as the funds are drawn against the loan and is recorded as additional paid-in capital and deferred financing costs. As of December 31, 2001, the Company recorded deferred financing costs of $1,507,807. The financing costs are amortized ratably over the life of the loan. $57,000 was recorded as interest expense in the year ended December 31, 2001.

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

  •
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
  •
  In September 2000, LifeFX recorded deferred stock compensation of $1,950,000 on stock options issued to employees. This amount is amortized as the options vest. The related expense recorded for the year ended December 31, 2000 and included in general and administrative expenses was $520,000;
  •
  Administrative wages, taxes and benefits increased by $1,302,569 for the year ended December 31, 2000 over the comparable period last year as a result of the increased number of employees;
  •
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

  •
  LifeFX incurred expenses, under agreements with certain of its shareholders, relating to the delay in the approval of its common stock registration. Expenses were incurred from May 13, 2000 through August 8, 2000, when the stock was registered. The related expense recorded in the year ended December 31, 2000 and included in general and administrative expenses was $347,000;
  •
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
  •
  Depreciation expense increased by $372,000 for the year ended December 31, 2000 over the comparable period last year as a result of the addition of leasehold improvements, software, equipment and fixtures; and
  •
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

Liquidity and Capital Resources

        Since inception, we have financed our operations from private sales of convertible preferred and common stock, loans from stockholders, bank loans, and lease financing.

        As of December 31, 2001, the Company had $207,000 in cash and cash equivalents. In December 2001, the Company entered into a loan agreement with Safeguard 2001 Capital, L.P., an affiliate of Safeguard Scientifics, Inc., the Company's largest stockholder, relating to a senior secured loan facility in the aggregate principal amount of $4,000,000. Under the terms of the Loan Agreement, the funds may be drawn by the Company at certain scheduled intervals over a one year period upon the satisfaction of certain terms and conditions. The facility bears interest at a rate of 12% per year, and is payable on January 1, 2003, or earlier in certain circumstances. The facility is secured by a perfected first priority security interest in the Company's assets. As of March 31, 2002, the Company had drawn $3,036,520 against the loan facility. Assuming the Company is able to satisfy the conditions necessary to draw down the remaining principal of the facility, it will have funds sufficient to support its operations only through the beginning of May 2002. However, there can be no assurances that the Company will be able to satisfy the conditions to make any additional draws under the facility. The

Company is currently in default under the terms of the loan facility due to the February 2002 termination of its marketing and distribution agreement with Eastman Kodak Company. If the Company is unable to make additional draws, it will be unable to support its business operations, and will have to obtain acceptable additional financing. The Company can give no assurances that additional financing will be available on a timely basis, if at all, or if available, on acceptable terms. The Company has not currently identified any source of additional funding for its operations. If the Company does not obtain additional financing, it may have to declare bankruptcy.

        Due to a general contraction of corporate investment in technology innovation and a decrease in overall demand for our software products, revenues for the year ended December 31, 2001, were lower than originally forecast by management. In response to the decrease in demand, the Company re-evaluated its revenue model and modified its current business plan. Under the revised model, the Company has moved from licensing its technology to high end customers to offering a software package and associated Stand-In virtual people with a pricing structure more in line with the current economic climate. However, this modified business model remains unproven and there can be no assurances that it will be successful. The Company has also instituted various cost containment measures.

        Our business plan will require additional financing for our operations. In addition, the Company's growth strategy involves increases in our expenditures for a variety of sales and marketing activities and product development and infrastructure improvements. While the Company is pursuing additional financing sources, there can be no assurance that any additional financing will be available through additional bank borrowing, debt or equity offerings, or otherwise, or that, if such financing is available, it will be available on terms acceptable to us. If we fail to obtain additional acceptable financing, existing cash and cash equivalents and proceeds from the loan facility will only be sufficient to support operations through the beginning of May 2002.

        Net cash used in operating activities was $10,577,000 for year ended December 31, 2001. This use was primarily due to the net loss for the period and a increase of $138,000 in prepaid expenses, partially offset by an increase in accounts payable and accrued expenses of $545,000, a non-cash expense of $9,808,000 relating to the issuance of stock and warrants to UniServices and non-cash expenses of $1,671,000 relating to stock options, $47,000 related to the issuance of stock warrants and $57,000 related to the amortization for the change in value of the warrants issued in the Safeguard loan. Net cash used in operating activities for the comparable period of the prior year was $9,078,000. Net cash used in 2000 was primarily due to the net loss for the year and a $186,000 increase in prepaid and other assets, partially offset by a non-cash expense of $1,691,000 relating to stock options, non cash expense of $65,000 relating to stock warrants, and a $551,000 increase in accounts payable and accrued liabilities.

        Net cash used in investing activities was $139,000 for the year ended December 31, 2001, as compared to net cash used in investing activities of $2,654,000 for the year ended December 31, 2000, a decrease of $2,515,000 or 94.8%. Investing activities represent purchases of computer equipment, furniture and fixtures and miscellaneous equipment.

        Net cash provided by financing activities for the year ended December 31, 2001 was $5,774,000. This primarily represents the receipt of $5,000,000 of proceeds received from the exercise of stock warrants by Safeguard and funds drawn on the loan agreement with Safeguard. Net cash provided by financing activities for the comparable period of the prior year was $9,105,000. This primarily represents the receipt of proceeds of $9,051,000 from the sale of stock through a private placement that were held in escrow at December 31, 1999.

Critical Accounting Policies

        We have identified the following as critical accounting policies to our company: revenue recognition; impairment assessment for long-lived assets; and treatment of software development costs.

Revenue Recognition

        In September 2001, we re-evaluated our business strategy and modified our sales and revenue model. Under our revised model, revenue related to the licensing of FaceXpress software and the revenue related to the sale of Stand-In virtual people is recognized upon delivery in accordance with generally accepted accounting principles including the guidance in SOP 97-2, SOP 98-9 and Staff Accounting Bulletin 101. Revenues generated from sales of our Stand-In virtual people under license agreements entered into prior to the modification of our revenue model are recognized over the life of the agreement. Revenue is deferred if a version is delivered with promised upgrades until such time that the upgrades are delivered and a fair value can be determined. Revenue for maintenance agreements is recognized ratably over the term of the maintenance arrangement.

        We also license software with post-contract customer support ("PCS") for one year. PCS includes telephone and email support, updates, bug fixes and rights to upgrades, when and if available. Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The arrangement fee for multiple-element arrangements is allocated to each element of the arrangement, such as maintenance and support services, based on the relative fair values of the elements. We determine the fair value of each element in multi-element arrangements based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately. If evidence of fair value of an undelivered element does not exist, then revenue is deferred until the value of each element can be determined. Revenue allocated to maintenance and support is recognized ratably over the maintenance term.

Impairment Assessment of Long-lived Assets

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

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." This Statement requires all business combinations to be accounted for using the purchase method of accounting and redefines goodwill and other intangibles that should be recognized separate from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001. We do not expect the adoption of SFAS 141 to have a material impact on our financial position or results of operations.

        In July 2001, the FASB issued SFAS 142. This Statement requires that goodwill and other intangibles with an indefinite useful life not be amortized, but be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, for new business combinations that occur after June 30, 2001, SFAS 142 is effective for those transactions. We will adopt SFAS 142 beginning in our fiscal year 2003. We do not expect the adoption of SFAS 142 to have a material impact on our financial statements and related disclosures.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued SFAS 144. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 144 beginning in our fiscal year 2003. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

        In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-9 addresses the accounting for consideration given by a vendor to a customer and is a codification of EITF No. 00-14, "Accounting for Certain Sales Incentives," EITF No. 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers and Offers for Free Products or Services to be Delivered in the Future," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." We do not expect the adoption of EITF No. 01-09 will have a material impact on our financial statements.

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

        In December 2001, we obtained a $4.0 million loan from Safeguard Scientifics, Inc., our largest stockholder. Under the terms of the loan facility, we may draw funds at certain intervals over a one-year period upon the satisfaction of certain terms and conditions. We believe that this investment will be sufficient to fund our operations through the beginning of May 2002. However we cannot be certain that we will be able to satisfy the conditions necessary to draw the funds at any given time, nor can we be sure of the total amount of additional capital we will need. We are currently in default under the terms of the loan facility due to the February 2002 termination of our marketing and distribution agreement with Eastman Kodak Company. We will require additional financing for our operations. This additional financing may not be available to us on a timely basis if at all, or, if available, on terms acceptable to us. We have generated limited revenues from our operations. If we fail to obtain acceptable additional financing, we will not be able to fund operations. We have not yet identified any source of additional funding for our operations. If we do not obtain additional financing, we may have to declare bankruptcy.

Unless our product development efforts are successful, we will have a very limited product line that may generate limited revenue.

        Although we recently released LifeFX FaceXpress and Stand-In virtual people, products, we continue to develop and refine our products. Our other products are still in the planning or research and development stages. It may be more difficult or complicated to complete these products than we now believe, so we may encounter delays or greater costs than we expect or find that we cannot make any product at a commercially viable price.

We are currently searching for a permanent CEO, and if are unable to find one, our business could suffer.

        In March 2002, in connection with management's efforts to accelerate the achievement of our strategic goals, we appointed Dennis J. Crane, a consultant and advisor to early stage technology companies, as our acting Chief Executive Officer, replacing Lucille S. Salhany, who was named Chairman of our Board. Mr. Crane had been serving as a consultant to LifeFX before his appointment in connection with the loan facility entered into in December 2001 with Safeguard Scientifics, Inc., our largest shareholder. We are currently searching for a permanent Chief Executive Officer, but we can give no assurances that we will be able to find one, or if we do, that he or she will be able to successfully manage our operations.

There may be no market for our products.

        In the absence of a market for photo-realistic animations of speaking human faces, we will be unable to sell our products. We have only limited means to determine the interest our products will generate. We expect this uncertainty to continue at least for the first half of 2002.

We believe our products will be unsuccessful unless we establish market recognition quickly after we introduce our products.

        We believe it is imperative to our success that we obtain significant Internet market share for our products quickly, before other competitors enter the market. We believe that, assuming a market for products like ours develops, an early entrant that gains significant market share will dominate the market, significantly reducing opportunities for competitors. Our marketing campaigns may fail to generate significant interest. We cannot be certain that we will be able to build our brand and realize commercial acceptance of our products and services.

Our intended market might prefer the products of well-established competitors, which could result in our revenues falling below expectations, and prevent us from becoming profitable.

        The principal competitive products in the computer-generated animated images market include companies with substantially more financial, technical, marketing, distribution and other resources, greater name recognition and stronger market presence than we do, which might result in greater market acceptance of their products than ours.

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

Our product updates and refinements could be delayed, which may reduce their commercial success and the revenues they can generate, if we lose any of our key technical personnel or a key business relationship.

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

        We also maintain business relationships with certain persons who are important to the success of our operations. Dr. Peter Hunter, the brother of Dr. Ian Hunter, one of our former board members, is a leader of the Auckland UniServices Limited ("UniServices") scientific development team which supports development of the LifeFX technology. Dr. Peter Hunter is our key interface at UniServices. Because we license a portion of the LifeFX technology from UniServices, our relationship with UniServices is critical to our business and prospects. We currently have an excellent working relationship with Peter Hunter and UniServices, and expect these relationships to continue. However, if any of these relationships were to deteriorate in any way, continued product development could be delayed.

Our business depends on our ability to protect our intellectual property, and if we are unable to protect it, our competitive position will suffer.

        Our ability to compete is heavily affected by our ability to protect our intellectual property. We rely primarily on trade secret laws, confidentiality procedures, patents, copyrights, trademarks, and contractual arrangements to protect our intellectual property. The steps we have taken to protect our technology may be inadequate. Existing trade secret, trademark, and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. The laws of certain foreign countries in which our products are, or may be, developed or sold may not fully protect our products or our intellectual property rights. This may make the possibility of piracy of our technology and products more likely. We cannot guarantee that the steps we have taken to protect our intellectual property will be adequate to prevent infringement or misappropriation of our technology. In addition, detection of infringement or misappropriation is difficult. Even if we do detect infringement or misappropriation of our technology, we may be unable to enforce our proprietary rights, which could result in harm to our business. Recently, there has been increased litigation regarding patent and other intellectual property rights in Internet- and software-related industries. We may engage in litigation to attempt to:

  •
  enforce our patents;

  •
  protect our trade secrets or know-how;

  •
  defend ourselves against claims that we infringe the rights of others; or

  •
  determine the scope and validity of the patents or intellectual property rights of others.

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

If we are unable to enhance the functionality of our FaceXpress and Stand-In technology as the market evolves, our products could fail to gain market acceptance.

        Because the market for our technology is emerging and subject to rapid technological change, the lifecycles of our products are difficult to predict. Competitors may introduce new applications or enhancements to existing products employing new technologies, which could render our existing FaceXpress and Stand-In technology obsolete and unmarketable.

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

  •
  potentially inadequate development of the necessary infrastructure to accommodate growth in the number of users and Internet traffic;

  •
  lack of support of the Internet as a medium for electronic commerce and related customer support issues;

  •
  delays in the development or adoption of new technological standards and protocols; and

  •
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

        We intend to continue to license technologies from third parties, including applications used in our research and development activities and technology which is integrated into our software. These third- party technologies and any that we may utilize in the future may not continue to be available to us on commercially reasonable terms. In addition, we may fail to successfully integrate any licensed technology into our services. This in turn could harm our business and operating results.

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

PART III

Item 10. Directors and Executive Officers of The Registrant.

        The following table sets forth the names and ages of all of our current directors, executive officers and key employees, and our former directors who served on the board during the fiscal year 2001. All directors will serve until the next annual meeting of shareholders or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are appointed to serve until the first board of directors meeting following the annual meeting of shareholders.

Name	Age	Position
Dennis J. Crane	52	Acting Chief Executive Officer
Lucille S. Salhany	55	Chairman
Michael Rosenblatt	51	President—Sales, Director
Richard A. Guttendorf, Jr	59	Chief Financial Officer, Secretary and Director
Raymond Kurzweil	53	Director
Garrett Melby	36	Director(1)
Serge Lafontaine	52	Chief Technology Officer, LifeFX Networks, Inc.
Paul Charette	39	Vice President and Co-Director of Research and Development, LifeFX Networks, Inc.
Mark Sagar	35	Vice President and Co-Director of Research and Development, LifeFX Networks, Inc.
Keith Waters	39	Senior Technology Officer, LifeFX Networks, Inc.
Former Directors
Nancy Hawthorne	50	Director(2)
Dr. Leslie G. Selbovitz	52	Director(3)
Dr. Ian Hunter	48	Director(4)

(1)
Member of Company's Compensation Committee.

(2)
Ms. Hawthorne resigned from the board on March 27, 2002. She served on the Company's Audit Committee prior to her resignation.

(3)
Dr. Selbovitz resigned from the board on March 28, 2002. He served on the Company's Audit and Compensation Committees prior to his resignation.

(4)
Dr. Hunter resigned from the board on April 3, 2002.

Background and Experience

        Dennis J. Crane.    Mr. Crane became the acting Chief Executive Officer of the Company in March 2002. From 1996 to 1997, Mr. Crane served as Senior Vice President and General Manager of UMI, a Division of Bell & Howell (now ProQuest). During 1998 and 1999, Mr. Crane served as Senior Vice President—Global Marketing & Strategy for SCT Corporation a publicly traded enterprise software company. From 1997 to present, Mr. Crane has served as President of Crane Consulting Corporation, and during 2000, as Senior Vice President of Operon Partners, an eBusiness accelerator. During 2001, Mr. Crane also served as CEO of bValuation, a startup software and knowledgebase company serving the accounting profession. Over the past two decades, Mr. Crane has worked in senior executive and general management roles with leading software and information services enterprises, including General Electric's Information Services business.

        Lucille S. Salhany.    Ms. Salhany became Chairman of the Company in March 2002. Ms. Salhany joined LifeFX in December 1999 and served as its Chief Executive Officer, Co-President and a director of LifeFX until March 2002. Prior to that, Ms. Salhany was President of JH Media, Ltd. an advisory company with offices in Boston and Los Angeles from 1997 until December 1999. From 1994 through 1997, Ms. Salhany was President and CEO of the United Paramount Network. Previously, Ms. Salhany was Chairman of the FOX Broadcasting Company, Chairman of Twentieth Television and a member of the FOX, Inc. Board of Directors. Ms. Salhany guided the networks' expansion from four to seven nights of programming and was instrumental in FOX's acquisition of the broadcast rights to the NFL. Prior to that Ms. Salhany was President, Paramount Domestic Television. Ms. Salhany serves on the Boards of Directors of Compaq Computer Corporation, Boston Restaurant Associates, Inc., Emerson College and iMedium, Inc.

        Michael Rosenblatt.    Mr. Rosenblatt became President—Sales of LifeFX in March 2002. From December 1999 until March 2002, Mr. Rosenblatt served the Company as Co-President and Chairman of the Board. Mr. Rosenblatt served as Vice Chairman and director of Pac Title/Mirage from October 1998 until its merger (the "Merger") with Fin Sports U.S.A., and served as Co-President and director of Pac Title/Mirage from 1997 to October 1998. Since 1995 he has been President of Mirage Technologies, Inc., the general partner of Mirage Technologies L.P. which, together with Safeguard and Robert Verratti, formed Pac Title/Mirage in October 1997. In 1974 Mr. Rosenblatt also founded Atlantic Entertainment Group, Inc., which became one of the largest privately held motion picture production and distribution companies in the United States. Mr. Rosenblatt is also a member of the Executive Branch of the Motion Picture Academy of Arts and Science.

        Richard A. Guttendorf, Jr.    Mr. Guttendorf became Chief Financial Officer, Secretary and a director of LifeFX on December 14, 1999. Mr. Guttendorf has been a director of Pac Title/Mirage since November 1997 and served as its Chairman and Chief Executive Officer from October 1998 until the Merger. From September 1996 until January 2001, Mr. Guttendorf served as a Vice President of Safeguard Scientifics, Inc. Mr. Guttendorf was previously Chief Executive Officer of Laser Communications, Inc., a leading manufacturer of short haul, laser optic wireless communications equipment. Prior to Laser Communications, Inc., he was Chief Financial Officer of InterDigital Communications Corporation, a manufacturer and licensor of digital wireless telephone equipment and was Chief Financial Officer of Atlantic Financial, an $8 billion financial institution.

        Ray Kurzweil.    Mr. Kurzweil became a director of LifeFX on September 18, 2000. Mr. Kurzweil is the founder, chairman and chief executive officer of Kurzweil Technologies, Inc., a software development firm. Mr. Kurzweil is also president and chief executive officer of Medical Learning Company, Inc. and Family Practice.com and serves on the board of directors of Medical Manager Corp.

        Garrett Melby.    Mr. Melby became a director of LifeFX on April 12, 2001. Since 1999 Mr. Melby has been a Vice President of Safeguard Scientifics, Inc. From 1991 until he joined Safeguard, Mr. Melby was a corporate attorney in the mergers and acquisitions department of Skadden, Arps, Slate, Meagher & Flom, LLP.

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

Former Directors

        Nancy Hawthorne.    Ms. Hawthorne served as a director of LifeFX from May 2000 until her resignation from the board on March 27, 2002. Ms. Hawthorne was a member of the audit committee of the board. Ms. Hawthorne has been a private investor since 1997. Until 1996, Ms. Hawthorne was Chief Financial Officer of Continental Cablevision, Inc., a cable television system operator. From 1996 to 1997, Ms. Hawthorne was Senior Vice President of MediaOne, the surviving company of the merger of Continental Cablevision, Inc. and US West. Ms. Hawthorne is Chairperson of the board of directors of World Clinic, Inc. and serves on the boards of directors of Avid Technology, Peroni Corporation, New England Zenith Fund and CGU.

        Dr. Leslie G. Selbovitz.    Dr. Selbovitz served as a director of LifeFX from July 2000 until his resignation from the board on March 28, 2002. Dr. Selbovitz was a member of the board's audit and compensation committees. Since August 1998, Dr. Selbovitz has been Senior Vice President for Medical Affairs and Chief Medical Officer at Newton-Wellesley Hospital. He is also Associate Clinical Professor of Medicine at Tufts University School of Medicine, and serves on the Executive Committee of Partners HealthCare System, Inc. From 1990 to 1998, Dr. Selbovitz was Medical Director for Quality, Utilization and Risk Management at Baystate Medical Center. While at BayState Medical Center, he founded and directed the office of Clinical Practices Evaluation and Management to develop an explicit approach to technology evaluation and clinical policies. Dr. Selbovitz received his M.D. degree from the University of Rochester in 1975, and his Bachelor of Arts degree from Cornell University in 1971.

        Dr. Ian Hunter.    Dr. Hunter served as a director of LifeFX from December 14, 1999 until his resignation from the board on April 3, 2002. Dr. Hunter served as a consultant to LifeFX from January 2000 until September 2001. Dr. Hunter was Director of Research and Development of Pac Title/Mirage from October 1997 until the Merger. Dr. Hunter has been a Professor of Mechanical Engineering and Bio-Engineering at the Massachusetts Institute of Technology since 1994.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

        Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Company believes that all of its executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year ended December 31, 2001, with the following exceptions: Forms 3 for each of Mr. Crane and Mr. Melby were filed late.

Item 11. Executive Compensation.

Executive Compensation

        The following Summary Compensation Table sets forth the compensation during the last three fiscal years of each of our Chief Executive Officer, and the three other most highly compensated executive officers of the Company (the "Named Executive Officers").

Summary Compensation Table

Long Term Compensation Awards
		Annual Compensation			Restricted Stock Awards	Securities Underlying Options/SAR(#)	All Other Compensation
Name and Principal Position	Year	Salary($)		Bonus($)
Lucille S. Salhany Chief Executive Officer, Co-President and Director	2001 2000 1999	361,807 400,000 30,769	(4) (1)	— — —	— — —	33,990 195,246 1,952,459	6,000 6,000 —	(7) (7)
Michael Rosenblatt Chairman of the Board, Co-President and Director	2001 2000 1999	322,308 335,000 73,769	(5) (2)	— — —	— — —	36,660 236,194 1,911,511	6,000 6,000 —	(7) (7)
Richard A. Guttendorf, Jr. Chief Financial Officer, Secretary and Director	2001 2000 1999	78,114 — —	(3) (3)	— — —	— — —	225,000 — —	— — —
Serge Lafontaine Chief Technology Officer LifeFX Networks, Inc.	2001 2000 1999	222,193 250,000 15,385	(6) (1)	— — —	— — —	31,500 138,999 301,541	— — —

(1)
Covers the period for December 1999, the month of the merger of the Company's predecessor with Fin Sports U.S.A.

(2)
Represents $50,000 paid through Pac Title/Mirage and $23,769 for December 1999, the month of the merger.

(3)
Until January 2001, Mr. Guttendorf was a Vice President of Safeguard Scientifics, Inc. and was compensated by that entity for his services, including services provided to LifeFX. Pursuant to an employment agreement between LifeFX and Mr. Guttendorf dated as of January 18, 2001, Mr. Guttendorf is entitled to an annual base compensation of $210,000. See "Employment Agreements." During 2001, Mr. Guttendorf's compensation was voluntarily adjusted in conjunction with the Company's ongoing cost reduction measures. His current annual compensation is $12,000.

(4)
In October 2001, Ms. Salhany's annual salary was voluntarily reduced from $400,000 to $280,000.

(5)
In October 2001, Mr. Rosenblatt's annual salary was voluntarily reduced from $335,000 to $280,000.

(6)
In October 2001, Mr. Lafontaine's annual salary was voluntarily reduced from $250,000 to $175,000.

(7)
Represents an automobile allowance.

  1999 Option Grants: 1999 Long-Term Incentive Plan

        Under the Company's 1999 Long-Term Incentive Plan (the "1999 Plan"), which was adopted on December 14, 1999 and is administered by the Compensation Committee, the Company may grant both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended ("incentive stock options"), and other options which are not qualified as incentive stock options ("nonqualified stock options"). Incentive stock options may only be granted to persons who are employees of the Company at the time of grant, which may include officers and directors who are also employees. Nonqualified stock options may be granted to persons who are officers, directors or employees of or consultants or advisors to the Company, or persons who are in a position to contribute to the long-term success and growth of the Company at the time of grant. A total of 10,539,944 shares of the Company's common stock have been reserved for issuance under the 1999 Plan. As of December 31, 2001, options to purchase 9,533,151 shares have been granted under the 1999 Plan, 206,446 of which have been exercised, 273,653 which have expired or terminated, and 9,053,052 of which are outstanding.

        In June 2001, the Company granted stock options to its employees in lieu of cash compensation for merit salary increases and recorded deferred compensation of $143,000. This amount is amortized ratably as the options vest over one year. The related expense recorded for the year ended December 31, 2001 was $76,000.

        Under the 1999 Plan, the strike price for nonstatutory stock option grants must be at least 85% of fair market value on the grant date and the strike price for incentive stock options must be the fair market value on the grant date. Outstanding options under the 1999 Plan vest over periods established by the Compensation Committee and expire on or before the tenth anniversary of the grant date, but terminate early under some circumstances as provided in the 1999 Plan.

        The following table presents information concerning individual grants of stock options made during 2001 to each of the executive officers and directors of LifeFX.

Option/SAR Grants In Last Fiscal Year

						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options/SARS Granted (#)	Percent of Total Options/ SARS Granted to Employees in Fiscal Year		Market Value on Date of Grant ($/Share)
			Exercise Price ($/Share)		Expiration Date
						5% ($)	10% ($)
Lucille S. Salhany	33,990	3.4%	.01	.60	6/22/2011	32,880	52,556
Michael Rosenblatt	8,190.8%		.60	.60	6/22/2011	30,630	51,852
	28,470	2.9%	.01	.60	6/22/2011
Richard A. Guttendorf, Jr.	225,000	22.8%	3.70	3.70	1/18/2011	523,551	1,326,755
Serge Lafontaine	19,790	2.0%	.60	.60	6/22/2011	28,013	51,766
	21,240	2.1%	.01	.60	6/22/2011

        No options were exercised by officers in 1999, 2000 or 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year And FY-End Option/SAR Values

					Value of Unexercised In-The-Money Options/SARs at December 31, 2001(#)(1)
			Number of Securities Underlying Unexercised Options/SARs at December 31, 2001(#)
	Shares Acquired On Exercise(#) Exercisable
		Value Realized Unexercisable
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Lucille S. Salhany	—	—	2,043,034	138,662	$5,353	$1,784
Michael Rosenblatt	—	—	2,045,036	139,329	4,484	1,495
Richard A. Guttendorf, Jr.	—	—	112,500	112,500	—	—
Serge Lafontaine	—	—	434,718	46,852	3,345	1,115

(1)
Market value of underlying securities at December 31, 2001 ($.22 per share), less the exercise price. The values in the last two columns have not been, and may never be, realized by the officers. Actual gains, if any, on option exercises will depend on the value of LifeFX's common stock on the date of exercise.

Employment Agreements

  Lucille Salhany

        Under a two year agreement which expired on December 1, 2001, Ms. Salhany served as our Chief Executive Officer and Co-President of the Company. Under the terms of that agreement, Ms. Salhany's annual base compensation was $400,000. In October 2001, Ms. Salhany voluntarily took a reduction in salary. Ms. Salhany's revised base compensation for the remainder of 2001 was $280,000. She was entitled to annual consideration for a bonus based on her personal performance and the performance of LifeFX. No bonus was paid in 2001. Effective March 2002, Ms. Salhany entered into a new, one-year agreement with the Company to serve as Chairman of LifeFX. As Chairman, Ms Salhany will receive a annual salary of $50,000. She also received a lump sum payment of $30,000 to compensate her for her voluntary pay reduction. Ms. Salhany has the option to purchase 2,181,695 shares of LifeFX common stock under LifeFX's 1999 option plan. Ms. Salhany's right to purchase 1,952,459 of these shares is fully vested In addition, Ms. Salhany has an option to purchase 195,246 shares that vest in equal annual installments over a three year period and an option to purchase 33,990 shares that vest quarterly over one year.

  Michael Rosenblatt

        Under a two year agreement which expired on December 1, 2001, Mr. Rosenblatt served as Chairman and Co-President of the Company. Under the terms of that agreement, Mr. Rosenblatt's annual base compensation was $335,000. In October 2001, Mr. Rosenblatt voluntarily took a reduction in salary. Mr. Rosenblatt's revised base compensation for the remainder of 2001 was $280,000. He was entitled to annual consideration for a bonus based on his personal performance and the performance of LifeFX. No bonus was paid in 2001. In March 2002, Mr. Rosenblatt entered into a new agreement with the Company to serve as President - Sales of LifeFX. His new contract is for a term of six months, effective January 1, 2002 through July 1, 2002. Mr. Rosenblatt is entitled to an annualized salary of $165,000 and is eligible to receive two bonuses totaling $145,000 upon the achievement of milestones. Mr. Rosenblatt has the option to purchase 2,184,365 shares of LifeFX common stock under LifeFX's 1999 option plan. Mr. Rosenblatt's right to purchase 1,952,459 of these shares is fully vested In addition, Mr. Rosenblatt has an option to purchase 195,246 shares that vest in equal annual installments over a three year period and an option to purchase 36,660 shares that vest quarterly over one year.

  Serge Lafontaine

        Dr. Lafontaine serves as our Chief Technology Officer under an employment agreement with a term of two years which commenced on December 1, 1999. His contract expired on December 1, 2001. Under the terms of his employment, Dr. Lafontaine's annual base compensation is $250,000. In October 2001, Mr. Lafontaine voluntarily took a reduction in salary. His revised base compensation is $175,000. He is entitled to annual consideration for a bonus based on his personal performance and the performance of LifeFX. No bonus was paid in 2001. Dr. Lafontaine has the option to purchase 481,570 shares of LifeFX common stock under LifeFX's 1999 option plan. Dr. Lafontaine's right to purchase 301,541 of these shares is fully vested He also has the right to purchase twenty percent of 98,950 of these shares vested on grant and his right to purchase the balance will vest in equal quarterly installments over a two year period until fully vested In addition, Dr. Lafontaine has an option to purchase 40,049 shares that vest in equal annual installments over a three year period and an option to purchase 41,030 shares that vest quarterly over one year. If Dr. Lafontaine's employment terminates due to his death, permanent disability or for other good cause, he will receive accrued but unpaid base salary and vacation.

  Richard Guttendorf

        Mr. Guttendorf serves as our Chief Financial Officer and Secretary under an employment agreement with a term of two years which commenced on January 18, 2001. Under the terms of his employment, Mr. Guttendorf's annual base compensation is $210,000. He is entitled to annual consideration for a bonus based on his personal performance and the performance of LifeFX. Mr. Guttendorf's annual base compensation was reduced to $12,000 in the year ended 2001. Mr. Guttendorf has the option to purchase 225,000 shares of LifeFX common stock under LifeFX's 1999 option plan. Mr. Guttendorf's right to purchase twenty percent of these shares vested on grant and his right to purchase the balance will vest in equal quarterly installments over a two year period until fully vested. If Mr. Guttendorf's employment terminates due to his death, permanent disability or for other good cause, as further described in the agreement, he will receive accrued but unpaid base salary and vacation. If Mr. Guttendorf's employment is terminated by LifeFX for any other reason, he would receive as severance compensation his full base salary for the unexpired period of the term of his employment, in addition to any accrued but unpaid salary and vacation.

Director Compensation

        Each member of the board of directors who is not an employee of LifeFX or Safeguard Scientifics, Inc., the Company's largest stockholder, will receive:

  •
  a one-time appointment grant of an option to purchase 25,000 shares of common stock, which will vest annually over four years;

  •
  an annual grant of an option to purchase 4,000 shares of common stock, which will vest annually over two years; and

  •
  an annual fee of $8,000.

        In addition, the chairmen of our Compensation Committee and Audit Committee will receive an additional annual fee of $1,000. As of December 31, 2001, $18,917 in cash compensation was paid under this plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The following table shows, as of March 31, 2002, the beneficial ownership of our outstanding shares of common stock by:

  •
  each person we know to beneficially own at least 5% of our common stock;

  •
  our current chief executive officer;

  •
  each of our Named Executive Officers and directors for the fiscal year 2001; and

  •
  all of our current executive officers and directors as a group.

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

	Beneficial Ownership
	Number of Shares		Percentage of Total(1)
Directors and Officers
Dennis. J. Crane	—	(2)	*
Lucille S. Salhany	2,043,034	(3)	5.7%
Michael Rosenblatt	3,819,589	(4)	10.7%
Richard A. Guttendorf, Jr.	197,900	(5)	*
Dr. Serge LaFontaine	2,374,648	(6)	7.0%
Dr. Ian Hunter	1,932,885	(7)	5.7%
Raymond Kurzweil	43,750	(8)	*
Garrett Melby	10,000		*
Dr. Leslie G. Selbovitz	10,270	(9)	*
Nancy Hawthorne	8,250	(10)	*
All current directors and executive officers (6 persons)	8,488,921	(11)	22.1%
5% or More Beneficial Ownership
Safeguard Scientifics, Inc	46,889,276	(12)	71.2%
435 Devon Park Drive
Wayne, PA 19087
Auckland Uniservices Limited	3,000,000	(13)	8.7%
58 Symonds Street
Auckland, New Zealand

*
Less than 1% of the outstanding common stock.

(1)
The percentage of shares held assumes that options and warrants held by the particular individual, if any, have been exercised, and no others.

(2)
Mr. Crane was appointed interim Chief Executive Officer on March 15, 2002.

(3)
Includes 2,043,034 shares that Ms. Salhany has the right to acquire within 60 days upon exercise of stock options.

(4)
Includes 2,044,936 shares that Mr. Rosenblatt has the right to acquire within 60 days upon exercise of stock options, 167,501 shares owned by Mirage Technologies, Inc., a corporation owned by Mr. Rosenblatt; 505,600 shares held in a gifted share trust; 43,750 owned by Mirage Technologies, LP, a partnership in which Mirage Technologies, Inc. is the sole general partner; and 47,730 shares held of record by family and family trusts. 546,872 of the shares owned by Mr. Rosenblatt are pledged to Safeguard Scientifics, Inc. as collateral for a loan from Safeguard to Mirage Technologies, LP.

(5)
Includes 34,000 shares held by family members and a gifted share trust and 157,500 shares that Mr. Guttendorf has the right to acquire within 60 days upon exercise of stock options.

(6)
Includes 444,613 shares that Mr. Lafontaine has the right to acquire within 60 days upon exercise of stock options and 161,783 shares owned by Mirage Technologies, Inc., in which he owns an interest.

(7)
Dr. Hunter resigned from the Company's board of directors on April 3, 2002.

(8)
Includes 43,750 shares that Mr. Kurzweil has the right to acquire within 60 days upon exercise of stock options.

(9)
Includes 2,020 shares held jointly be Dr. Selbovitz and his wife and 8,250 shares that Dr. Selbovitz has the right to acquire within 60 days upon exercise of stock options. Dr. Selbovitz resigned from the Company's board of directors on March 28, 2002.

(10)
Includes 8,250 shares that Ms. Hawthorne has the right to acquire within 60 days upon exercise of stock options. Ms Hawthorne resigned from the Company's board of directors on March 27, 2002.

(11)
Includes 4,733,833 shares that all current directors and officers as a group have a right to acquire within 60 days.

(12)
Subsidiaries of Safeguard Scientifics, Inc. own 14,694,102 shares of LifeFX, and have the right to acquire 32,195,174 shares within 60 days through the exercise of warrants.

(13)
Auckland Uniservices Limited owns 2,250,000 shares of LifeFX and has the right to acquire 750,000 shares within 60 days through the exercise of warrants.

        In December 2001 Safeguard Scientifics, Inc., our largest single shareholder and a critical strategic partner, increased its investment in LifeFX through a $4.0 million senior secured loan facility. Under the Loan Agreement, Safeguard also agreed to exchange certain of its outstanding warrants to purchase an aggregate of 15,628,295 shares of the Company's common stock in exchange for a new warrant (the "Warrant") to purchase up to an aggregate of 42,410,619 shares of the Company's common stock at an exercise price of $.094316 per share.

Item 13. Certain Relationships and Related Transactions

Loan Agreement With Safeguard Scientifics

        On December 17, 2001, the Company and our subsidiary entered into an agreement with Safeguard 2001 Capital, L.P., an affiliate of Safeguard Scientifics, Inc., our largest stockholder, relating to a senior secured loan facility in the aggregate principal amount of $4,000,000. Under the terms of the Loan Agreement, the funds may be drawn by the Company at certain scheduled intervals over a one year period upon the satisfaction of certain terms and conditions. The facility bears interest at a rate of 12% per year, and is payable upon the earlier of January 1, 2003, the closing of an alternative financing transaction, or an event of default. The facility is secured by a perfected first priority security interest in our assets.

        Pursuant to the Loan Agreement, Safeguard agreed to deliver to the Company for cancellation outstanding warrants to purchase an aggregate of shares of our common stock in exchange for a new warrant to purchase up to an aggregate of 42,410,619 shares of our common stock at an exercise price of $.094316 per share. The shares subject to the new warrant vest in accordance with the aggregate funds advanced to the Company under the Loan Agreement, and have certain registration rights attached thereto.

        Under the terms of the Loan Agreement, Safeguard is entitled to appoint an individual to observe the operations of the Company. Safeguard's initial designee is Dennis J. Crane, president of Crane Consulting Corporation. Crane Consulting and the Company entered into a letter agreement dated January 5, 2002 related to Mr. Crane's consulting services as contemplated in the Loan Agreement. On March 15, 2002, Mr. Crane was appointed interim chief executive officer of the Company. Mr. Crane also serves as a consultant to Safeguard.

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

        Dr. Ian Hunter, who served as one of our directors during fiscal 2001, is the brother of Dr. Peter Hunter, a professor at the University of Auckland, and the leading developer of the licensed technology there. UniServices acts as a licensing agent for the University of Auckland in this relationship. Ian Hunter receives none of the fees paid by LifeFX to UniServices.

Sale of Assets of Discontinued Operation to company Owned by Pre-Merger Pac Title/Mirage Shareholders and Related Indemnification Agreements

        On March 20, 2000, we sold all of the assets of our discontinued operation to PTM Productions, Inc., a newly-organized company that was formed for the specific purpose of holding these non-LifeFX assets. PTM Productions, Inc. is owned by the shareholders that owned Pac Title/Mirage prior to its merger with Fin Sports. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Background -- Merger Transaction and Sale of Non-LifeFX Technology Assets." The owners of PTM Productions, Inc. include our shareholder Safeguard Scientifics, Inc. (92.6%), Mirage Technologies, LP (7.1%). Investors in Mirage Technologies LP include our President -

Sales, Michael Rosenblatt, our Chief Technology Officer, Serge Lafontaine, our former director, Ian Hunter, and our shareholder, Michael MacCloskey.

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

LIFEF/X, INC.
DATE: APRIL 12, 2002	By:	/s/ DENNIS J. CRANE Dennis J. Crane Acting Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Titles	Date

/s/ DENNIS J. CRANE Dennis J. Crane (Principal Executive Officer)	Chief Executive Officer	April 12, 2002
/s/ LUCILLE S. SALHANY Lucille S. Salhany	Chairman of the Board, of Directors	April 12, 2002
/s/ MICHAEL ROSENBLATT Michael Rosenblatt	President of Sales, Director	April 12, 2002
/s/ RICHARD A. GUTTENDORF, JR. Richard A. Guttendorf, Jr. (Principal Financial and Accounting Officer)	Chief Financial Officer, Secretary and Director	April 12, 2002
/s/ RAYMOND KURZWEIL Raymond Kurzweil	Director	April 12, 2002
/s/ GARRETT MELBY Garrett Melby	Director	April 12, 2002

LIFEF/X, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Lifef/x, Inc.:

        We have audited the accompanying consolidated balance sheets of Lifef/x, Inc. and subsidiary (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lifef/x, Inc. and subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses since inception. As a result, the Company has an accumulated deficit of approximately $74,145,000 as of December 31, 2001. These factors, among others, as discussed in note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

February 4, 2002, except for notes 1 and 13 as to which the date is March 31, 2002

Boston, Massachusetts

LIFEF/X, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$208,748	$5,150,629
Interest receivable	12,736	17,265
Trade accounts receivable	58,101	—
Other receivable	—	4,836
Prepaid expenses	199,394	84,953

Total current assets	478,979	5,257,683
Property, plant and equipment, net (note 3)	1,565,873	2,282,839
Investments	217,500	217,500
Deposits	3,910	28,910
Deferred financing charges (note 5)	1,451,062	—

	$3,717,324	$7,786,932

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,108,676	$211,859
Accrued compensation	168,585	181,700
Other accrued expenses	662,749	1,014,474
Current portion of capital lease obligation (note 7)	37,584	89,232
Current portion of debt to related party (note 4)	866,132	—
Deferred income	201,552	—

Total current liabilities	3,045,278	1,497,265
Capital lease obligation, net of current portion (note 7)	17,340	57,822
Other long-term liabilities	4,377	192,597

	3,066,995	1,747,684

Shareholders equity (notes 5 and 6):
Common stock, $.001 par value. Authorized 100,000,000 shares; issued and outstanding 33,615,724 shares (2001), 19,207,401 shares (2000)	33,615	19,207
Additional paid-in capital	75,743,688	59,271,858
Deferred compensation related to stock options (note 6)	(981,744)	(2,530,682)
Accumulated deficit	(74,145,230)	(50,721,135)

Total shareholders' equity	650,329	6,039,248

	$3,717,324	$7,786,932

See accompanying notes to consolidated financial statements.

LIFEF/X, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
Revenue (note 1)	$135,135	$—	$—
Cost of revenue	14,343	—	—

Gross profit	120,792	—	—

Operating costs and expenses:
General and administrative	7,322,604	7,522,728	$1,493,590
Research and development	16,245,269	4,709,511	1,754,253

Total operating costs and expenses	23,567,873	12,232,239	3,247,843

Loss from operations	(23,447,081)	(12,232,239)	(3,247,843)
Interest expense on borrowings	53,201	46,377	68,453
Interest expense—warrants issued in connection with loans—(note 5)	56,745	—	1,462,383
Interest expense—warrants issued in connection with debt conversion	—	—	9,302,339
Other income	—	(3,250)	—
Interest income	(132,732)	(709,647)	(17,249)

Loss from continuing operations before income tax expense	(23,424,295)	(11,565,719)	(14,063,769)
Income tax expense (benefit) (note 8)	(200)	5,567	800

Loss from continuing operations	$(23,424,095)	$(11,571,286)	$(14,064,569)
Discontinued operation:
Loss from discontinued operation	—	—	(3,002,332)
Loss on disposal	—	—	(15,549,874)

Net loss	$(23,424,095)	$(11,571,286)	$(32,616,775)

Net loss per common share on a basic and diluted basis
Continuing operations	$(.75)	$(.60)	$(11.08)
Discontinued operation	$—	$—	$(2.36)
Disposal	$—	$—	$(12.25)

	$(.75)	$(.60)	$(25.69)

Weighted average common shares outstanding	31,146,114	19,146,083	1,269,824

See accompanying notes to consolidated financial statements.

LIFEF/X, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Pacific Title/Mirage, Inc. Preferred Stock
					Pacific Title/ Mirage, Inc. Common Stock		LifeF/X, Inc. Common Stock				Deferred Compensation Related to Stock Options
	Series A		Series B
									Additional Paid-In Capital	Common Stock Subscribed		Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1998	8,000,000	—	7,680,000	7,996,799	320,100	3,201	—	—	6,000	—	—	(6,533,074)	1,472,926
Issuance of stock warrants (note 9)	—	—	—	—	—	—	—	—	1,462,383	—	—	—	1,462,383
Issuance of stock warrants (note 5)	—	—	—	—	—	—	—	—	23,389,176	—	—	—	23,389,176
Conversion of PTM Preferred and common stock into LifeFX common stock and warrants upon Merger (note 5)	(8,000,000)	—	(7,680,000)	(7,996,799)	(320,100)	(3,201)	12,960,750	12,601	7,987,399	—	—	—	—
Deferred compensation—stock options (note 6)	—	—	—	—	—	—	—	—	2,928,689	—	(2,928,689)	—	—
Vesting of stock options issued as compensation (note 6)	—	—	—	—	—	—	—	—	25,950	—	656,541	—	682,491
Issuance of shares—private placement offering (note 5)	—	—	—	—	—	—	6,000,000	6,000	17,994,000	—	—	—	18,000,000
Private placement offering costs (note 5)	—	—	—	—	—	—	39,167	391	(1,158,347)	—	—	—	(1,157,956)
Common stock subscribed (note 5)	—	—	—	—	—	—	—	—	—	(579,000)	—	—	(579,000)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(32,616,775)	(32,616,775)

Balance at December 31, 1999	—	—	—	—	—	—	18,999,917	$18,992	52,635,250	(579,000)	(2,272,148)	(39,149,849)	10,653,245

Private placement offering costs	—	—	—	—	—	—	—	—	(236,984)	—	—	—	(236,984)
Exercise of stock warrants	—	—	—	—	—	—	947	9	—	—	—	—	9
Exercise of stock options	—	—	—	—	—	—	206,537	206	195,581	—	—	—	195,787
Completion of stock subscriptions	—	—	—	—	—	—	—	—	—	579,000	—	—	579,000
Deferred compensation—stock options	—	—	—	—	—	—	—	—	1,950,000	—	(1,950,000)	—	—
Vesting of stock options issued as compensation	—	—	—	—	—	—	—	—	958,144	—	1,691,466	—	2,649,610
Issuance of stock warrants	—	—	—	—	—	—	—	—	40,000	—	—	—	40,000
Issuance of stock warrants	—	—	—	—	—	—	—	—	25,000	—	—	—	25,000
Increase in capital on transfer of assets and liabilities to PTM Productions, Inc., net	—	—	—	—	—	—	—	—	3,704,867	—	—	—	3,704,867
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,571,286)	(11,571,286)

Balance at December 31, 2000	—	$—	—	$—	—	$—	19,207,401	$19,207	$59,271,858	$—	$(2,530,682)	$(50,721,135)	$6,039,248

Exercise of stock warrants	—	—	—	—	—	—	12,158,323	12,158	4,987,843	—	—	—	5,000,001
Deferred compensation—stock options	—	—	—	—	—	—	—	—	143,410	—	(143,410)	—	—
Vesting of stock options issued as compensation	—	—	—	—	—	—	—	—	4,095	—	1,692,348	—	1,696,443
Common stock issued—Uniservices	—	—	—	—	—	—	2,250,000	2,250	8,997,750	—	—	—	9,000,000
Issuance of stock warrants—Uniservices	—	—	—	—	—	—	—	—	808,275	—	—	—	808,275
Adjustment of value of stock option	—	—	—	—	—	—	—	—	(25,000)	—	—	—	(25,000)
Issuance of stock warrants	—	—	—	—	—	—	—	—	41,750	—	—	—	41,750
Issuance of stock warrants	—	—	—	—	—	—	—	—	5,900	—	—	—	5,900
Cancellation and issuance of stock warrant to Safeguard	—	—	—	—	—	—	—	—	1,507,807	—	—	—	1,507,807
Net loss	—	—	—	—	—	—	—	—	—	—	—	(23,424,095)	(23,424,095)

Balance at December 31, 2001	—	$—	—	$—	—	$—	33,615,724	$33,615	$75,743,688	$—	$(981,744)	$(74,145,230)	$650,329

See accompanying notes to consolidated financial statements.

LIFEF/X, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(23,424,095)	$(11,571,286)	$(32,616,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	856,117	371,535	—
Loss on disposal	—	—	15,549,874
Noncash interest expense—warrants issued in connection with debt conversion	—	—	9,302,339
Noncash interest expense—warrants issued in connection with loans	—	—	1,462,383
Amortization of discount—warrants issued in connection with Safeguard loan	56,745	—	—
Noncash compensation expense—stock options	1,671,443	1,691,466	682,491
Noncash professional services—stock warrants	9,855,925	—	—
Noncash rent expense—stock warrants	—	40,000	—
Noncash consulting expense—stock warrants	—	25,000	—
Interest receivable	4,529	(16)	(17,249)
Prepaid expenses	(142,706)	(186,200)	(175,000)
Accounts payable, accrued expenses and other long-term liabilities	545,255	551,311	937,250
Net cash provided by (used in) discontinued operation	—	—	(6,079,122)

Net cash used in operating activities	(10,576,787)	(9,078,190)	(10,953,809)

Cash flows from investing activities:
Purchases of property, plant and equipment	(139,151)	(2,654,374)	—
Net cash used in investing activities—discontinued operation	—	—	(1,187,494)

Net cash used in investing activities	(139,151)	(2,654,374)	(1,187,494)

Cash flows from financing activities:
Proceeds from exercise of warrants	5,000,001	—	—
Payment on capital lease obligation	(92,076)	—	—
Borrowings on credit facility	866,132	—	—
Proceeds from sale of stock through private placement, net of common stock subscribed	—	579,000	17,421,000
Restricted cash from stock subscriptions	—	9,051,000	(9,051,000)
Proceeds from exercise of stock options	—	195,796	—
Private placement offering costs	—	(236,984)	(1,157,956)
Net cash provided by (used in) financing activities—discontinued operation	—	(483,659)	12,707,299

Net cash provided by financing activities	5,774,057	9,105,153	19,919,343

Net increase (decrease) in cash and cash equivalents	(4,941,881)	(2,627,411)	7,778,040
Cash and cash equivalents at beginning of period	5,150,629	7,778,040	—

Cash and cash equivalents at end of period	$208,748	$5,150,629	$7,778,040

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, including discontinued operation	$53,201	$212,067	$726,802
Income taxes	$—	$5,567	$800

Supplemental disclosure of noncash financing activities:
Common stock warrants	—	—	$23,389,176
Common stock subscribed	—	—	$579,000
Common stock issued—Uniservices (note 5)	$9,000,000	—	—
Common stock warrants—Uniservices (note 5)	$808,275	—	—
Common stock warrant exchange (note 5)	$1,507,807	—	—
Deferred compensation related to stock options	$143,410	$1,950,000	$2,928,689

See accompanying notes to consolidated financial statements.

LIFEF/X, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization and Description of Business

        The Company's inception was June 1, 1997 when development of the LifeFX technology commenced, and the Company was formally incorporated on September 11, 1997.

        Lifef/x, Inc. and its wholly-owned subsidiary, Lifef/x Networks, Inc. are engaged in the development of LifeFX technology, a mathematically based technology capable of creating photo-realistic computer animation of biological entities, including humans animated in near real time.

        Since inception, LifeFX has financed its operations from private sales of convertible preferred and common stock, loans from shareholders, bank loans and lease financing.

        As of December 31, 2001, the Company had $200,000 in cash and cash equivalents. In December 2001, the Company entered into a loan agreement with Safeguard 2001 Capital, L.P., an affiliate of Safeguard Scientifics, Inc., the Company's largest stockholder, relating to a senior secured loan facility in the aggregate principal amount of $4,000,000. Under the terms of the Loan Agreement, the funds may be drawn by the Company at certain scheduled intervals over a one year period upon the satisfaction of certain terms and conditions. The facility bears interest at a rate of 12% per year, and is payable on January 1, 2003, or earlier in certain circumstances. The facility is secured by a perfected first priority security interest in the Company's assets. As of December 31, 2001 and March 31, 2002, the Company had drawn $866,132 and $3,036,520, respectively, against the loan facility. Assuming the Company is able to satisfy the conditions necessary to draw down the remaining principal of the facility, it will have funds sufficient to support its operations only through the beginning of May 2002. However, there can be no assurances that the Company will be able to satisfy the conditions to make any additional draws under the facility. The Company is currently in default under the terms of the loan facility due to the February 2002 termination of its marketing and distribution agreement with Eastman Kodak Company. If the Company is unable to make additional draws, it will be unable to support its business operations, and will have to obtain acceptable additional financing. The Company can give no assurances that additional financing will be available on a timely basis, if at all, or if available, on acceptable terms.

        Due to a general contraction of corporate investment in technology innovation and a decrease in overall demand for the Company's software products, revenues for the year ended December 31, 2001, were lower than originally forecast by management. In response to the decrease in demand, the Company re-evaluated its revenue model and modified its current business plan. Under the revised model, the Company has moved from licensing its technology to high end customers to offering a software package and associated Stand-In virtual people with a pricing structure more in line with the current economic climate. However, this modified business model remains unproven and there can be no assurances that it will be successful. The Company has also instituted various cost containment measures.

        The Company's business plan will require additional financing for its operations. In addition, the Company's growth strategy involves increases in its expenditures for a variety of sales and marketing activities and product development and infrastructure improvements. While the Company is pursuing additional financing sources, there can be no assurance that any additional financing will be available through additional bank borrowing, debt or equity offerings or otherwise, or that if such financing is available, that it will be available on acceptable terms. If LifeFX fails to obtain additional acceptable financing, existing cash and cash equivalents and proceeds from the loan facility will only be sufficient to support operations through the beginning of May 2002. LifeFX has not currently identified any source of additional funding for its operations. If the Company does not obtain additional financing, it may have to declare bankruptcy.

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

  (d) Revenue Recognition

        In September 2001, LifeFX re-evaluated its business strategy and modified our sales and revenue model. Under the Company's revised model, revenue related to the licensing of FaceXpress software and the revenue related to the sale of Stand-In virtual people is recognized upon delivery in accordance with generally accepted accounting principles including the guidance in SOP 97-2 SOP 98-9, and Staff Accounting Bulletin 101. Revenues generated from sales of the Company's Stand-In virtual people under license agreements entered into prior to the modification of the Company's revenue model are recognized over the life of the agreement. Revenue is deferred if a version is delivered with promised upgrades until such time that the upgrades are delivered. Revenue for maintenance agreements is recognized ratably over the term of the maintenance arrangement.

        We also license software with post-contract customer support ("PCS") for one year. PCS includes telephone and email support, updates, and bug fixes and rights to upgrades, when and if available. Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The arrangement fee for multiple-element arrangements is allocated to each element of the arrangement, such as maintenance and support services, based on the relative fair values of the elements. We determine the fair value of each element in multi-element arrangements based on vendor-specific objective evidence ("VSOE"). VSOE for each element is based on the price charged when the same element is sold separately. If evidence of fair value of an undelivered element does not exist, then revenue is deferred until the value of each element can be determined. Revenue allocated to maintenance and support is recognized ratably over the maintenance term. LifeFX did not have revenue in the year ended December 31, 2000. All of our products were in the research and development or planning stages and there were no sales from the LifeFX technology in 2000.

        Unbilled receivables amount to $58,101 as of December 31, 2001 and represent earned and unearned revenue by the Company and billed to the customer. Any anticipated losses on contracts are expensed when identified.

  (e) Property, Plant and Equipment

        Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Property, plant and equipment in 2001 and 2000 relate to LifeFX operations.

        Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 15 years or, for leasehold improvements, the term of the lease, if shorter. The Company also utilizes equipment that is subject to operating and capital leases. Refer to note 7 -- Commitments.

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

  (g) Research and Development Costs

        Research and development costs related to designing, developing and testing LifeFX and other technologies are charged to expense as incurred.

  (h) Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes reflect the impact of "temporary differences" between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

  (i) Concentration of Credit Risk

        The Company performs ongoing credit evaluations of its customers but does not require collateral. The Company generally requires initial downpayment for products and services provided. The Company maintains reserves for potential credit losses. No losses have been incurred. Although the Company does not currently foresee credit risk associated with its receivables in excess of amounts that would be provided for in the allowance for doubtful accounts, repayment is dependent upon, among other things, the financial stability of its customers and the industry and geographic location in which the Company operates.

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

        There were 9,053,052, 8,328,974 and 5,529,375 common stock options outstanding at December 31, 2001, 2000 and 1999, respectively, and 10,230,751, 27,975,365 and 27,951,312 warrants to purchase shares of common stock at December 31, 2001, 2000 and 1999, respectively, which were not included in the computation of diluted loss per share because the impact would have been antidilutive.

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

  (n) Segment Reporting

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes a standard for the way public business enterprises are to report selected information about operating segments. The determination of an entity's operating segments is based upon a management approach, including the way management organizes the segment within the enterprise for making operating decisions and assessing performance.

        Management currently reviews financial data at the highest level and the commercial application of LifeFX technology. Therefore, under the management approach of SFAS No. 131, there is one operating segment.

(2) SPIN OFF TRANSACTION

        In March 2000, the Company sold all of its non-LifeFX assets and liabilities (collectively, the "Spin Off Assets and Liabilities") to PTM Productions, Inc. (PTM Productions), an entity owned by the pre-Merger PTM stockholders. The Spin Off Assets and Liabilities consisted primarily of the assets and liabilities relating to PTM's Optical Division, Scanning and Recording Division and defunct Digital Division, including: certain leased and owned real property, outstanding bank debt and certain debt owed to Safeguard for loans made by Safeguard to PTM during the period between October 1, 1999 and the consummation of the spin off transaction (the Post September 30 Debt).

        All the Spin Off Assets and Liabilities were transferred to PTM Productions in March 2000. Neither the Company nor its stockholders are entitled to any beneficial interest in the Spin Off Assets and Liabilities. At the date of the spin off transaction, the liabilities of the non-LifeFX operations exceeded the assets of the non-LifeFX operations and, as a result, the Company recorded additional paid-in capital of $3,704,867 because the liabilities assumed by PTM Productions exceeded net assets transferred to PTM Productions.

        In connection with the spin off transaction, the Company obtained consents from a number of third parties, including its bank lender, which held a lien covering all of its assets, including the LifeFX technology. Assets relating to the LifeFX technology were released from the bank's security interest in conjunction with the spin off. As part of the spin off transaction, the Company transferred all of the bank debt to PTM Productions and Safeguard has agreed to indemnify the Company from and against any and all losses and liabilities relating to or arising from the bank debt. In addition, in connection with the spin off transaction, PTM Productions and Safeguard have provided certain indemnities to the Company for the Spin Off Assets and Liabilities. In consideration for the Safeguard indemnification, subject to any senior liens, Safeguard has been granted a security interest in the Spin Off Assets and Liabilities.

        Neither PTM Productions nor Safeguard will indemnify the Company for any losses or liabilities relating to any Spin Off Assets and Liabilities to the extent they are actually used in the LifeFX business.

        During 2000, the Company incurred charges of $1,840,000 against the accrual for net liabilities of discontinued operations of $2.5 million established at December 31, 1999 and the resulting difference was transferred as part of the March 20, 2000 transfer to PTM Productions.

(3) PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31:

	2001	2000
Computers and hardware	$1,412,318	$1,340,067
Software	864,483	825,616
Furniture and fixtures	184,864	162,602
Other equipment	93,821	88,051
Leasehold improvements	238,039	238,039

	2,793,525	2,654,375
Less: Accumulated depreciation	1,227,652	371,536

Net property and equipment	$1,565,873	$2,282,839

(4) SENIOR SECURED LOAN FACILITY

        In December 2001, the Company entered into a loan agreement with Safeguard relating to a senior secured loan facility in the aggregate principal amount of $4,000,000 (the "Loan Agreement"). Under the terms of the Loan Agreement, the funds may be drawn by the Company at certain scheduled intervals over a one year period upon the satisfaction of certain terms and conditions. The facility bears interest at a rate of 12% per year, and is payable on January 1, 2003, or earlier in certain circumstances. The facility is secured by a perfected first priority security interest in the Company's assets. The Company exchanged warrants held by Safeguard with a net value of $6,963,000 for consideration in the financing (see note 5).

        There was $866,132 outstanding on the credit facility at December 31, 2001. The Company is currently in default under the credit facility due to the February 2002 termination of its marketing and distribution agreement with Eastman Kodak Company.

(5) SHAREHOLDERS' EQUITY

        Prior to the Merger, the Company had 20,000,000 shares of Preferred Stock authorized, with 8,000,000 shares of Series A Preferred Stock and 7,680,000 shares of Series B Preferred Stock outstanding. All of the shares of the Series B Preferred Stock and 1,760,000 shares of the Series A Preferred Stock were owned by Safeguard. In conjunction with the Merger, the Series A Preferred Stock was converted into LifeFX Common Stock using a conversion factor of 1.0937432, resulting in the issue of 8,749,846 shares. The Series B Preferred Stock was converted into LifeFX Common Stock using a conversion factor of .2856811467, resulting in the issue of 2,194,031 shares. In addition, the Series B Preferred Stock converted into warrants to purchase LifeFX common stock at an exercise price of $.01 per share using a conversion factor of .8080621094, resulting in the issue of 6,205,917 warrants to Safeguard.

        Concurrently with the Merger, LifeFX initiated a private placement offering for $18 million through the sale of 6,000,000 units at $3.00 per unit to certain investors. Each unit consisted of (i) one share of common stock and (ii) a warrant to purchase .01 share of common stock at $7.50 per share, exercisable pursuant to the holder's put right, all on certain terms and conditions. The warrants expired in 2001.

        The private placement occurred in two stages. The first portion of the placement closed in December 1999 and the Company received the proceeds relating to 2,983,000 units. The second portion of the placement closed in February 2000 at which time Company received the balance of the proceeds relating to 3,017,000 units.

        The costs of the offering amounted to $236,984 for the years ended December 31, 2000, respectively, and were deducted from additional paid-in capital, offsetting the gross proceeds of the offering.

        In January 2001, the Company amended its agreements with UniServices. The agreements were amended in part to compensate UniServices for services previously rendered and to grant the Company an exclusive license to expand into further markets including professional medical, scientific and engineering. In consideration of the amended agreements, the Company issued 2,250,000 shares of common stock to UniServices. In addition, the Company granted UniServices warrants to purchase 750,000 shares of common stock as follows: 225,000 shares with a $20 exercise price and with a five-year expiration; 225,000 shares with a $20 exercise price and a four-year expiration; 225,000 with a $20 exercise price and a three-year expiration; and 75,000 shares with a $12 exercise price and a three-year expiration. The Company has recognized $9,000,000 of expense related to the issuance of the stock based on its fair value and $808,275 in expense related to the warrants. Upon issuance, the Company estimated the fair value of the warrants using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.2%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 80%; and an expected life based on the expiration of the warrants.

        In February, May and July 2001, Safeguard exercised an aggregate of 10,199,119 of its $.01 warrants and 1,959,204 of its $2.50 warrants, providing proceeds of $5,000,001 to the Company. In December 2001 the Company entered into a loan agreement with Safeguard 2001 Capital, L.P., an affiliate of Safeguard Scientifics, Inc. in the aggregate principal amount of $4,000,000. Pursuant to the Loan Agreement, Safeguard agreed to exchange certain of its outstanding warrants to purchase an aggregate of 15,628,295 shares (3,903,295 at $2.50, 5,862,500 at $5.00 and 5,862,500 at $6.00) of the Company's common stock in exchange for a new warrant (the "Warrant") to purchase up to an aggregate of 42,410,619 shares of the Company's common stock at an exercise price of $.094316 per share. The shares subject to the Warrant vest in accordance with the aggregate funds advanced to the Company under the Loan Agreement and have a ten year expiration. The value assigned to the new warrants less the value of the old warrants is $6,963,000. The value is recognized ratably as the warrants vest. The amount is determined as the funds are drawn against the loan and is recorded as additional paid-in capital and deferred financing costs. As of December 31, 2001, the Company recorded deferred financing costs of $1,507,807. The financing costs are amortized ratably over the life of the loan. (Note 4 and note 9)

(6) STOCK OPTION PLAN

        PTM had a stock option plan (the 1997 Compensation Plan) which provided for the grant to PTM employees of incentive stock options and for the grant of nonstatutory stock options, stock awards or restricted stock to PTM employees, directors and consultants. Effective upon the Merger, this stock option plan was terminated and LifeFX adopted the 1999 Long-Term Incentive Plan (the "Plan") with terms substantially similar to those of the PTM plan. The new Plan reserves up to 10,539,944 shares of LifeFX common stock for issuance under the Plan. Following the adoption of the new plan, LifeFX, Inc. assumed the obligations of outstanding options granted to PTM employees under the PTM plan.

        These outstanding option obligations included an option grant to Lucille Salhany (the Chairman of the Board of the Company) for 1,952,459 shares of common stock (after adjusting for the conversion from PTM shares to FSI shares). The options are exercisable at $1.50 per share (as adjusted). Twenty percent (20%) of the options vested at the date of grant and the balance of the options vest on a quarterly basis over two years. For financial reporting purposes, the Company has recorded deferred stock compensation of $2,928,689 during the year ended December 31, 1999, representing the difference between the exercise price and the fair value of the Company's common stock on the grant date. This amount is being amortized by a charge to operations ratably over the two year vesting period. Such amortization expense amounted to $1,100,682, $1,171,466, and $656,541 for the years ended December 31, 2001, 2000 and 1999, respectively.

        In March 2000, the Company's Board of Directors accelerated the vesting of certain stock options held by employees of the discontinued operation that are no longer LifeFX employees after the date of the spin-off. This modification of terms and the increase in intrinsic value of these stock options resulted in an expense of $812,745. In addition, the Company extended the exercise period for stock options held by a former employee of the discontinued operation. This modification of terms resulted in an expense of $145,399. These items, which totaled $958,144, were provided for in the "accrued liability for estimated operating losses of the discontinued operation" established in the year ended December 31, 1999 and were included in the loss on the discontinued operation with an offsetting increase in additional paid in capital.

        In September 2000, the Company granted stock options of 650,000 shares of common stock to key employees under the LifeFX Long Term Incentive Plan. The options are exercisable at $5.00 per share. Twenty percent of the options vested at the date of grant and the balance of the options vest on an annual basis over three years. For financial reporting purposes, the Company has recorded deferred compensation of $1,950,000, representing the difference between the exercise price and the fair value of the Company's common stock on the grant date. This amount is being amortized by a charge to operations, twenty percent upon grant and the balance ratably over the vesting period. Such amortization expense amounted to $520,000 $520,000 for the years ended December 31, 2001 and 2000, respectively.

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

        In January 2001, the Company issued 2,250,000 shares of common stock and granted warrants to purchase 750,000 shares of common stock to Auckland UniServices Limited in exchange for licensing certain technologies and in February 2001 granted Eastman Kodak Company a warrant to purchase up to the lesser of 1,650,000 shares or 4.9% of the Company's outstanding common stock. Kodak's warrants have expired.

        In June 2001 the Company granted stock options of 243,068 share of common stock to its employees in lieu of cash compensation for merit salary increases. The options are exercisable at $.01 per share and vest quarterly over one year. For financial reporting purposes, the Company recorded deferred compensation of $143,000 representing the difference between the exercise price and the fair value of the Company's common stock on the grant date. This amount is being amortized by a charge to operations, ratably over the vesting period. Such amortization expense amounted to $75,800 for the year ended December 31, 2001.

        In addition, in connection with the Merger, LifeFX, Inc. granted options to various employees subject to vesting schedules. Nonstatutory stock options granted must be at least 85% of fair market value at grant date. Outstanding options under the Plan vest in varying increments and expire on or before the 10th anniversary of the grant date or upon earlier termination.

        Restricted stock purchase options may be subject to vesting contingencies or other specified conditions.

        The following table summarizes stock option activity for the three years ended December 31, 2001. All option grants (except the 1,952,459 options granted to Lucille Salhany, the 650,000 options granted to key executives and the 243,068 options to employees as described above), were at exercise prices which approximated or exceeded the fair market value of the underlying common stock at the date of grant.

	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at December 31, 1998	1,514,835	$.91
Granted	4,788,362	2.39
Canceled	(773,822)	(.91)

Balance at December 31, 1999	5,529,375	2.19
Granted	3,015,614	8.95
Exercised	(206,537)	(.91)
Forfeitures	(9,478)	(.91)

Balance at December 31, 2000	8,328,974	$4.67
Granted	988,162	1.56
Forfeitures	(264,083)	(11.30)

Balance at December 31, 2001	9,053,052	$4.14

Reserved for future issuance at December 31, 2001	—

        If the Company had elected to recognize compensation cost based on the fair value at the date of grant, consistent with the method as prescribed by SFAS No. 123, "Accounting for Stock Based

Compensation," loss from operations for the years ended December 31, 2001 and 2000 would have changed to the pro forma amount indicated below:

	2001	2000
Loss from operations:
As reported	$(23,024,095)	(11,571,286)
Pro forma	(33,907,723)	(17,428,125)
Basic and diluted loss per share from continuing operations—pro forma	(1.09)	(.91)

        The fair value of options granted during 2001 was determined using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.63%, dividend yield of 0%, expected volatility of 124% and an expected life of 5 years. At date of grant, the fair value of the stock options ranged from $.01 to $3.70 per option in 2001. The fair value of options granted during 2000 was determined using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 7.0%, dividend yield of 0%, expected volatility of 60% and an expected life of 5 years. At date of grant, the fair value of the stock options ranged from $5.00 to $27.50 per option in 2000.

        The following table summarizes information about stock options outstanding at December 31, 2001:

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$.01	241,133	9.5 years	$.01	125,149	$.01
.60	307,244	9.5 years	.60	121,747.60
.91	524,997	6.1 years	.91	437,498.91
1.50	1,952,459	8.0 years	1.50	1,952,459	1.50
2.38	126,500	9.4 years	2.38	—	2.38
2.46	12,000	9.3 years	2.46	—	2.46
3.00	2,831,846	8.0 years	3.00	2,626,305	3.00
3.54	23,000	9.2 years	3.54	1,667	3.54
3.70	225,000	9.0 years	3.70	112,500	3.70
5.00	650,000	8.7 years	5.00	303,333	5.00
6.28	809,576	9.0 years	6.28	269,859	6.28
8.04	20,000	8.9 years	8.04	6,667	8.04
9.26	1,120,349	8.7 years	9.26	455,089	9.26
17.04	25,000	8.5 years	17.04	6,250	17.04
17.95	25,000	8.4 years	17.95	6,250	17.95
27.50	158,948	8.2 years	27.50	137,353	27.50

	9,053,052			6,562,124

(7) COMMITMENTS

        The Company has an exclusive, worldwide, perpetual license and support agreement for the use of certain continuum modeling technology in commercial applications, excluding professional, medical, engineering and scientific applications. The license required quarterly license fees and development payments to be made to the licensor. These payments totaled approximately $12,500 per year through December 31, 2001 and $375,000 for the year ended December 31, 2000. In January 2001, the Company has entered into a series of amended agreements under which the Company has been granted an exclusive license to certain technologies.

        The Company is obligated under various capital leases for computer hardware and software equipment that expire at various dates during the next three years.

        Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and lease payments for real estate, as well as future minimum capital lease payments as of December 31, 2001, are as follows:

	Capital Leases	Operating Leases
Year ending December 31:
2002	41,344	311,250
2003	18,308	300,000
2004	—	300,000
2005	—	50,000
2006	—	—
Thereafter	—	—

Total minimum lease payments	59,652	$961,250

Less amount representing interest	4,727

Present value of minimum capital lease payments	$54,925

(8) INCOME TAXES

        Income tax expense (benefit) for the years ended December 31, 2001 and 2000 consists of the following:

December 31, 2001
Federal	$—	$—
State	$—	$—
December 31, 2000
Federal	$—	$—
State	$—	$—

        Income tax expense (benefit) differed from the amounts computed by applying the U.S. statutory federal income tax rate of 34% as a result of the following:

	2001	2000
Computed "expected" tax benefit	$(7,964,260)	$(3,918,745)
State and local income taxes, net of federal tax benefit	—	—
Nondeductible amounts and other differences	(367,544)	(2,241,899)
Change in valuation allowance for deferred taxes	8,331,804	6,160,644

	$—	$—

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	December 31,
	2001	2000
Deferred tax assets:
Federal and state net operating loss carryforwards	$23,504,480	14,454,977
Credit carryforwards	822,207	434,556
Other	2,126,589	1,007,396
Less valuation allowance	(26,453,276)	(15,763,326)

Total gross deferred tax assets	$—	133,603

Deferred tax liabilities:
Depreciation	—	133,603

Total gross deferred tax liabilities	—	133,603

Net deferred tax asset	$—	$—

        The increase in the total valuation allowance for the periods ended December 31, 2000 and 2001 was an increase of $9,576,919 and $10,689,950 respectively.

        LifeFX & Subsidiary had federal net operating loss carryforwards of $33.3 million and $54.2 million at December 31, 2000 and 2001, respectively, of which $1 million expires in 2012 and $53 million expires between 2018 and 2021. Utilization of the net operating losses may be subject to annual limitation provided by change in ownership provisions of Section 382 of the Internal Revenue Code of 1986 and similar state provisions.

        In assessing the realizability of deferred tax assets, LifeFX & Subsidiary considers whether it is more likely that some portion or all of the deferred tax assets will not be realized. Based on management's projections for future taxable income, a valuation allowance has been established for the deferred tax assets.

(9) RELATED PARTY TRANSACTIONS

  (a) Management Fees

        On October 31, 1997, the Company entered into an administrative services agreement with Safeguard effective January 1, 1998 that provided for a monthly fee to Safeguard of 1.5% of net revenues subject to minimum and maximum annual payments of $100,000 and $600,000, respectively. This agreement had an initial term through December 31, 2002 and was to continue thereafter unless terminated by either party. The agreement was terminated in March 2000.

  (b) Safeguard

        Debt to Safeguard consists of the following:

	December 31,
	2001	2000
Senior secured loan facility, aggregate principal of $4,000,000, payable within one year, at an annual interest rate of 12%, compounded quarterly, with interest payable at maturity.	866,132	—

	866,132	—

        In connection with the Merger, the warrants for 11,725,000 PTM shares held by Safeguard prior to the Merger carried forward on a share-for-share basis as warrants for common stock of LifeFX. The warrants had a term of ten years (expiring December 2009), and are exercisable beginning December 14, 2000 (one year after the Merger), subject to certain early exercise events specified in the warrants. 50% of the PTM warrants held by Safeguard were carried forward as warrants to purchase 5,862,500 shares of LifeFX common stock at an exercise price of $2.50 per share and the remaining 50% to purchase 5,862,500 shares of LifeFX common stock at $5.00 per share. In addition, Safeguard received warrants to purchase 5,862,500 shares of LifeFX common stock at an exercise price of $6.00 per share.

        In 2001, Safeguard exercised 10,199,119 of its $.01 warrants and 1,959,204 of its $2.50 warrants, providing funding of $5,000,001 to the Company.

        Pursuant to the Loan Agreement, Safeguard agreed to exchange its outstanding warrants to purchase an aggregate of 15,628,295 shares (3,903,295 at $2.50, 5,862,500 at $5.00 and 5,862,500 at $6.00) of the Company's common stock in exchange for a new warrant (the "Warrant") to purchase up to an aggregate of 42,410,619 shares of the Company's common stock at an exercise price of $.094316 per share. The shares subject to the Warrant vest in accordance with the aggregate funds advanced to the Company under the Loan Agreement and have a ten year expiration.

        The total number of shares of LifeFX common stock that are subject to exercise under the warrants held by Safeguard as of December 31, 2001 amounts to 9,183,299. An additional 33,227,320 warrants will vest as funds are drawn against the credit facility.

        The Company issued 25,000 stock warrants to a related party in the year ended December 31, 2000, with an exercise price of $17.55 and a ten year expiration, for consideration for rent. The fair value of the warrants of $40,000 is reflected as rent expense for the year ended December 31, 2000.

(10) 401(k) PLAN

        The Company has a retirement plan under Section 401(k) of the Internal Revenue Code (the Plan). The terms of the Plan provide that employees over 21 years of age who have completed at least six months of employment are eligible to participate in the Plan. Contributions to the Plan by the employees are set aside in a separate trust. The Company made matching contributions at 25% of the first 6% of each employee's contribution and discontinued matching contributions as of October 2001. For the years ended December 31, 2001 and 2000 the Company made contributions to the Plan of approximately $34,500 and $16,000, respectively.

(11) CONTINGENCIES

        On October 24, 2001, Havas Advertising North America, Inc. d/b/a Circle.com ("Circle") filed suit against the Company seeking damages and prejudgment relief in the amount of $750,000 for alleged breach of a contract and related equitable claims for certain Web site development services provided to the Company. The Company disputes Circle's claims and has filed counterclaims for damages as a result of Circle's failure to perform. The Company believes the counterclaim damages will offset amounts accrued on this matter, which to date total $292,500. This matter is currently in the discovery stages and the parties are awaiting a response from the court as to Circle's request for preliminary relief. The Company believes that it has satisfactory defenses to Circle's claim and will vigorously pursue its counterclaims. Although the Company believes that it will be successful in this matter, there can be no assurance that it will prevail; but in the event it does not prevail, in light of the Company's current financial position, the litigation could have a material adverse effect on the operations of the Company.

        From time to time the Company is involved in claims and litigation incidental to its business, including discussions with its creditors regarding outstanding trade obligations. The Company is not currently involved in any other claims or legal proceedings that may have a significant effect on its financial position, nor have it been involved in any legal proceedings that have had or may have a significant effect on its financial position.

(12) UNAUDITED QUARTERLY FINANCIAL INFORMATION

        The following is a summary of unaudited quarterly financial information for Calendar 2001 and Calendar 2000 (in thousands, except per share amounts):

	Calendar 2001
	First	Second	Third	Fourth
Total revenue	$8	$6	$36	$85
Gross profit	8	6	28	79
Net income (loss)(a)	(13,242)	(3,686)	(3,705)	(2,792)
Net income (loss) applicable to common stockholders(a)	(13,242)	(3,686)	(3,705)	(2,792)
Basic and diluted earnings (loss) per common share	$(.54)	$(.11)	$(.11)	(.08)
	Calendar 2000
	First	Second	Third	Fourth
Total revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Net income	(1,726)	(2,527)	(3,511)	(3,807)
Net income applicable to common
Stockholders	(1,726)	(2,527)	(3,511)	(3,807)
Basic and diluted earnings (loss) per common share	$(.09)	$(.13)	$(.18)	$(.20)

Note: Amounts may not add due to rounding

        (a) Includes a total of $9.8 million of charges recorded in the first quarter, for the issuance of stock and warrants to Uniservices under an amended agreement. The agreements were amended in part to compensate UniServices for services previously rendered and to grant the Company an exclusive license to expand into further markets including professional medical, scientific and engineering.

(13) SUBSEQUENT EVENTS

Marketing and Distribution Agreement

        In February 2002, the Company and Eastman Kodak terminated their marketing and distribution agreement. The agreement entered into in February 2001 permitted Kodak to commercialize and distribute LifeFX's Stand-In Technology. The termination of the marketing and distribution agreement is not expected to have a material effect on the Company's results of operations.

Executive Management

        On March 15, 2002, Lifef/x, Inc. (the "Company") appointed Dennis J. Crane as its interim Chief Executive Officer. Mr. Crane, the president of Crane Consulting Corporation, had been serving as an advisor to the Company since January 2002 under a letter agreement by and between the Company and Crane Consulting dated as of January 5, 2002 entered into in connection with the Company's December 2001 loan facility, described below. Pursuant to this agreement, Mr. Crane is eligible to receive a fee of $2,500 per day for his service as interim CEO. The Company may terminate the services of Mr. Crane at any time upon seven days' prior notice. The Company is searching for a permanent CEO, but can give no assurances that it will be able to locate one in a timely manner, if at all, or that such person will be able to successfully manage the Company's business and operations.

        Concurrent with Mr. Crane's appointment, the Company appointed Lucille S. Salhany as the Chairman of its Board of Directors, and Michael S. Rosenblatt as its President - Sales. Ms. Salhany had served as the Chief Executive Officer, Co-President and Director of the Company since December 1999. Pursuant to an agreement entered into with the Company on March 15, 2002, Ms. Salhany will receive an annual salary of $50,000 for her service as Chairman. Mr. Rosenblatt, a founder of the Company, had served as Chairman and Co-President since December 1999. Under an employment agreement with the Company dated as of March 15, 2002, Mr. Rosenblatt is eligible to receive an annualized salary of $165,000. Mr. Rosenblatt is also eligible to receive two bonuses totaling $145,000 upon the achievement of certain strategic milestones during his term. The term of his employment under the agreement shall be six months, effective January 1, 2002.

        On March 27, 2002, the Company received the resignation of Nancy Hawthorne as a director of the Company. On March 28, 2002, the Company received the resignation of Dr. Leslie Selbovitz, also a director of the Company. On April 3, 2002, Dr. Ian Hunter resigned from the board. None of the resigning directors expressed that their resignations arose as a result of any disagreement with the Company relating to the Company's operations, policies or practices. Both Ms. Hawthorne and Dr. Selbovitz served on the board's audit committee. The Company has not filled the vacancies left by Ms. Hawthorne and Drs. Selbovitz and Hunter.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Fin Sports U.S.A, Inc., PTM Acquisition Corp. and Pacific Title/Mirage, Inc. dated December 14, 1999 (incorporated by reference to Form 8-K filed by Lifef/x, Inc. on December 15, 1999)
2.2	Loan Agreement dated as of December 17, 2001 by and among Lifef/x, Inc., Lifef/x Networks, Inc. and Safeguard 2001 Capital, L.P.(2)
2.3	Security Agreement dated as of December 17, 2001 by and among Lifef/x, Inc., Lifef/x Networks, Inc. and Safeguard 2001 Capital, L.P.(2)
3.1	Amendment to Bylaws of Fin Sports U.S.A., Inc.(1)
3.2	Articles of Incorporation of Lifef/x, Inc.(1)
3.3	Bylaws of Lifef/x, Inc.(1)
3.4	Amendment to Articles of Incorporation of Lifef/x, Inc.(1)
4.1	Registration Rights Agreement dated December 14, 1999(1)
4.2	Fin Sports U.S.A., Inc. Subscription Agreement (Revised November 24, 1999)(1)
4.3	Warrant to Purchase Capital Stock of Lifef/x, Inc., dated as of December 17, 2001.(3)
4.4	Investor Rights Agreement dated as of December 17, 2001 by and between Lifef/x, Inc. and Safeguard 2001 Capital, L.P.(2)
10.1	Letter Agreement dated as of January 5, 2002, by and between Lifef/x, Inc. and Crane Consulting Corporation.(4)
10.2	Nondisclosure Agreement dated as of January 5, 2002 by and between Lifef/x, Inc. and Crane Consulting Corporation.(4)
10.3	Employment Agreement dated as of March 15, 2002 by and between Lifef/x, Inc. and Lucille S. Salhany.(4)
10.4	Employment Agreement dated as of March 15, 2002 by and between Lifef/x, Inc. and Michael S. Rosenblatt.(4)
10.5	Lifef/x, Inc. 1999 Long Term Incentive Plan including Amendment(1)
10.6	Technologies License, Development, Consulting and Collaboration Agreement between Auckland UniServices Limited and Pacific Title/Mirage, Inc. effective as of November 1, 1997 (1)
10.7	Indemnification Agreement dated December 14, 1999(1)
10.8	Security Agreement dated March 20, 2000(1)
10.9	Assignment and Assumption Agreement dated December 14, 1999(1)
10.10	General Bill of Sale, Assignment and Assumption Agreement dated March 20, 2000(1)
10.11	Software License Agreement dated March 20, 2000(1)
10.12	Lock-up/Leak-Out Agreement dated December 14, 1999(1)
10.13	Massachusetts Office Lease dated March 16, 2000(1)
10.14	Marketing and Distribution Agreement between Eastman Kodak and Lifef/x, Inc. dated January 2001(3)
10.15	Employment Agreement dated January 18, 2001 re: Richard A. Guttendorf(3)
21.1	Subsidiaries of Registrant(1)

23.1	Consent of KPMG LLP*

*
Filed herewith

(1)
Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (registration no. 333-32934) filed on March 21, 2000.

(2)
Incorporated by reference to the Registrant's current report on Form 8-K filed on January 2, 2002.

(3)
Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2001.

(4)
Incorporated by reference to the Registrant's current report on Form 8-K filed on April 3, 2002.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE: NONE
TABLE OF CONTENTS
PART I
PART II
DIVIDEND POLICY
PART III
Summary Compensation Table
Option/SAR Grants In Last Fiscal Year
Aggregated Option/SAR Exercises in Last Fiscal Year And FY-End Option/SAR Values
SIGNATURES
LIFEF/X, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
LIFEF/X, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
LIFEF/X, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
LIFEF/X, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
LIFEF/X, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 AND 2000
EXHIBIT INDEX